Form 10-Q
period 1996-06-30
IVI PUBLISHING INC
filed 1996-08-12
CIK 910391

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________


                        COMMISSION FILE NUMBER: 0-22212


                              IVI PUBLISHING, INC.
                          (Exact Name of Registrant as
                            specified in its charter)

          MINNESOTA                                     41-1686038
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                             7500 FLYING CLOUD DRIVE
                        MINNEAPOLIS, MINNESOTA 55344-3739
                    (Address of principal executive offices)
                                   (Zip Code)

                                  612-996-6000
              (Registrant's telephone number, including area code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.



                     YES         __X__               NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

CLASS                                            OUTSTANDING AS OF JULY 31, 1996

COMMON STOCK                                     7,608,475 SHARES
PAR VALUE $.01 PER SHARE


                              IVI PUBLISHING, INC.

                  Securities and Exchange Commission Form 10-Q
                   for the Second Quarter Ended June 30, 1996

                                      INDEX

                                                                                                 Page
                                                                                                Number
PART I.  FINANCIAL INFORMATION:

Item 1.       Financial Statements

              Condensed Statements of Operations (Unaudited) Three months ended
              June 30, 1996 and June 30, 1995; Six months ended
              June 30, 1996 and June 30, 1995....................................................  3

              Condensed Balance Sheets June 30, 1996
              (Unaudited) and December 31, 1995..................................................  4

              Condensed Statements of Cash Flows
              (Unaudited) Six months ended
              June 30, 1996 and June 30, 1995....................................................  5

              Notes to Condensed Financial Statements (Unaudited)................................ 6-7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................ 8-10

PART II.  OTHER INFORMATION:

Item 1.       Legal Proceedings.................................................................. 11
Item 2.       Changes in Securities.............................................................. 11
Item 3.       Defaults Upon Senior Securities.................................................... 11
Item 4.       Submission of Matters to a Vote of Security Holders................................ 11
Item 5.       Other Information.................................................................. 12
Item 6.       Exhibits and Reports on Form 8-K................................................... 12

SIGNATURES:...................................................................................... 13


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


IVI PUBLISHING, INC.
CONDENSED STATEMENTS OF OPERATIONS  (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


                                                        Three Months Ended            Six Months Ended
                                                            June 30                      June 30
                                                      ---------------------       ---------------------
                                                       1996          1995          1996          1995
                                                      -------       -------       -------       -------
               Net revenues                           $ 1,651       $ 2,355       $ 4,754       $ 5,759
               Cost of revenues                         1,054         1,266         2,435         2,656
                                                      -------       -------       -------       -------

               Gross margin                               597         1,089         2,319         3,103

               Costs and expenses:
                     Product development                1,517         1,638         3,036         4,104
                     Sales and marketing                  675         1,624         1,399         4,451
                     General and administrative         1,115         1,269         2,218         2,624
                                                      -------       -------       -------       -------

               Loss from operations                    (2,710)       (3,442)       (4,334)       (8,076)
               Interest income                             57           179           149           407
                                                      -------       -------       -------       -------

               Net loss                               ($2,653)      ($3,263)      ($4,185)      ($7,669)
                                                      =======       =======       =======       =======


               Net loss per share                     ($ 0.35)      ($ 0.44)      ($ 0.55)      ($ 1.03)
                                                      =======       =======       =======       =======

               Weighted average number of common
               shares outstanding                       7,569         7,478         7,580         7,478
                                                      =======       =======       =======       =======




See notes to condensed financial statements.



IVI PUBLISHING, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)
                                                              June 30   December 31
                                                               1996        1995
                                                             --------    --------
                                                           (Unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                              $  3,335    $  7,759
      Accounts receivable, net                                  3,598       3,208
      Inventory                                                   482         821
      Other current assets                                        702         446
                                                             --------    --------

Total current assets                                            8,117      12,234

Furniture and equipment                                         6,726       7,342
Less allowances for depreciation                               (2,987)     (2,524)
                                                             --------    --------
                                                                3,739       4,818

Long-term receivables and other non-current assets              1,945       1,300

                                                             --------    --------
Total assets                                                 $ 13,801    $ 18,352
                                                             ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                       $  2,513    $  2,363
      Other accrued expenses                                      460       1,264
                                                             --------    --------

Total current liabilities                                       2,973       3,627

Convertible Redeemable Preferred Stock                          1,879       1,845

Shareholders' equity:
      Common Stock, $.01 par value:
         Issued and outstanding shares-- 7,608 at June 30,
        1996 and 7,524 at December 31, 1995                        76          75
      Paid-in capital                                          70,530      70,297
      Accumulated deficit                                     (61,657)    (57,492)
                                                             --------    --------
Total shareholders' equity                                      8,949      12,880
                                                             --------    --------

Total liabilities and shareholders' equity                   $ 13,801    $ 18,352
                                                             ========    ========



See notes to condensed financial statements.



IVI PUBLISHING, INC.
CONDENSED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(IN THOUSANDS)


                                                             Six Months Ended June 30
                                                             ------------------------
                                                                1996        1995
                                                              --------    --------
Operating activities
      Net loss                                                ($ 4,185)   ($ 7,669)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                             705         679
      Changes in assets and liabilities:
         (Increase) in net receivables                            (390)       (272)
         Decrease (Increase) in inventories                        339         (89)
         (Increase) in other current assets                       (256)        (17)
         (Increase) in other long-term assets                     (645)       (613)
         (Decrease) in accounts payable and
              accrued liabilites                                  (713)     (2,351)
                                                              --------    --------

      Net cash used in operating activities                     (5,145)    (10,332)

Investing activities
      Purchase of short-term investments                                    (4,500)
      Maturity of short-term investments                                    20,000
      Gross furniture and equipment additions                     (173)       (525)
      Gross furniture and equipment disposals                      547
                                                              --------    --------

      Net cash provided in investing activities                    374      14,975

Financing activities
      Proceeds from exercised stock options                        347
                                                              --------    --------

      Net cash provided by financing activities                    347        --


Net (decrease) increase in cash and cash equivalents            (4,424)      4,643

Cash and cash equivalents at beginning of period                 7,759       2,823
                                                              --------    --------

Cash and cash equivalents at end of period                    $  3,335    $  7,466
                                                              ========    ========



See notes to condensed financial statements.





                              IVI PUBLISHING, INC.
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1996


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B -- PRODUCT DEVELOPMENT COSTS

Product development costs consist principally of compensation to Company employees, interactive design costs paid to outside consultants, travel and supplies. All costs are expensed as incurred.

Costs related to research, design and development of products are charged to product development expenses as incurred. Under Statement of Financial Accounting Standards No. 86 (SFAS No. 86), software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. The Company has not capitalized any software development costs since such costs meeting the requirements of SFAS No. 86 have not been significant.

NOTE C -- NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive.

NOTE D -- REVENUE RECOGNITION

The Company's revenues consist of product sales and licensing revenue, contract development revenue, fees relating to the licensing of its content for use on cable TV, and fees for online services.

Product sales and licensing revenues are made up of retail distribution sales, direct mail sales, and product sales and royalties on licenses to original equipment manufacturers. These revenues are recognized upon shipment of the product or when the Company's obligations under the licensing agreements are complete. Allowances for returns are recorded at the time revenue is recognized.

Contract development revenue is generated through the use of the Company's personnel and facilities for the creation of custom multimedia products. This revenue is recognized by contract on a percentage-of-completion basis.

Revenues are generated through the licensing of the Company's health and medical content for use on cable channels. The Company recognizes revenue under its cable network agreement ratably over the life of the contract.

Revenues are also generated through the Company's online agreement with AT&T. Revenues generated by the online service are recognized as they are earned.

NOTE E -- SUBSEQUENT EVENT

Effective as of August 1, 1996, Ronald G. Buck resigned as the Chairman of the Board, and Chief Executive Officer for the Company. Timothy I. Maudlin, a current Board Member was appointed Chairman, and Joy A. Solomon, the Company's President, was appointed to the Board of Directors and named Chief Executive Officer.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net revenues for the second quarter of 1996 were $1,651,000, compared to $2,355,000 for the second quarter of 1995. For the six months ended June 30, 1996 and 1995, net revenues were $4,754,000 and $5,759,000, respectively.

Net revenues for the second quarter of 1996 and 1995 were comprised as follows:

                                     Second Quarter     Second Quarter
                                          1996                1995
                                       ----------          ----------
CD-ROM Retail                          $  364,000          $  682,000
CD-ROM OEM and License                    426,000           1,191,000
Contract Development                      305,000             428,000
Amortization of Cable Royalty             493,000
Other Revenue                              63,000              54,000
                                       ----------          ----------
Total Net Revenues                     $1,651,000          $2,355,000
                                       ==========          ==========


Net revenues for the six months ended June 30, 1996 and June 30, 1995 were comprised as follows:

                                       Six months           Six months
                                      ended June 30       ended June 30
                                          1996                1995
                                       ----------          ----------
CD-ROM Retail                          $  835,000          $2,227,000
CD-ROM OEM and License                  2,164,000           2,267,000
Contract Development                      651,000             718,000
Amortization of Cable Royalty             986,000
Glencoe Settlement                                            400,000
Other Revenue                             118,000             147,000
                                       ----------          ----------
Total Net Revenues                     $4,754,000          $5,759,000
                                       ==========          ==========

The reduction in revenues for the second quarter of 1996 and the six months ended June 30, 1996, as compared to the respective periods of 1995 was due to a decrease in CD-ROM retail, OEM and license, and contract development revenues offset by an increase in cable revenues. The reduction in CD-ROM retail sales was due to pricing adjustments, as well as increased competition for shelf space. The decrease in OEM and license sales was due to fewer OEM contracts during the period. Cable revenues increased as a result of the cable television license agreement with AHN which generated $493,000 of royalty revenue for both the first and second quarter of 1996.

Gross margins as a percentage of net revenues for the second quarter and six months ended June 30, 1996, were 36% and 49%, respectively, compared to 46% and 54% for the comparable periods of 1995. Price reductions on certain CD-ROM titles in the retail market as well as lower OEM sales, which typically generate higher gross margins, have both adversely affected the overall gross margins.

Product development expenses were $1,517,000 and $3,036,000 for the second quarter and six months ended June 30, 1996, respectively, compared to $1,638,000 and $4,104,000 for the comparable periods of 1995. The decrease was due to the Company's efforts to streamline costs as well as fewer CD-ROM titles being developed. The Company's strategy is to concentrate its development efforts on cable television and online content, as well as updating its family reference CD-ROM titles and generating contract development work. It is anticipated that product development costs will continue to decline as this strategy is further implemented.

Sales and marketing expenses for the second quarter and six months ended June 30, 1996 were $675,000 and $1,399,000, respectively, as compared to $1,624,000 and $4,451,000 for the comparable periods of 1995. The decrease was due to fewer new products being introduced in 1996 and the delegation of retail product distribution to Davidson and Associates, Inc. in the third quarter of 1995. The relationship with Davidson allowed the Company to reduce its sales staff and related support functions.

General and administrative expenses decreased in the second quarter of 1996 to $1,115,000, as compared to $1,269,000 for the second quarter of 1995. Also, these expenses decreased for the six month period ended June 30, to $2,218,000 in 1996, as compared to $2,624,000 in 1995. This reduction was the result of management's efforts to reduce operating costs. The Company has experienced an off-setting increase in general and administrative expenses in the second quarter of 1996, due primarily to legal costs in connection with the T. Randal law suit commenced against the Company in the first quarter of 1996.

Net interest income was $57,000 and $149,000 for the second quarter and six months ended June 30, 1996, compared to $179,000 and $407,000 for the comparable periods of 1995. The decrease in net interest income resulted from having less cash available for investing purposes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Capital asset expenditures for the six month period ended June 30, 1996 totaled $173,000 and consisted principally of computer and studio equipment. The Company also recorded the last two of six quarterly installment payments in 1996 totaling $650,000 to Time Life for the development of the print version of Taking Control of Your Health, a home health reference series that will provide in depth information for a comprehensive listing of ailments, treatments and medicines.

At June 30, 1996, the Company had cash and cash equivalents totaling $3,335,000. Total cash used during the six months ended June 30, 1996 was $4,424,000. In order to continue its operations, the Company believes that it will likely require additional debt or equity financing prior to the end of the current calendar year. There is no assurance that such financing would be available or, if available, whether the financial terms would be reasonable. An equity financing of any kind is likely to be significantly dilutive.


                            PART II OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

The information under the caption "Legal Proceedings" in the Company's 1995 10-K is incorporated herein by reference. Additionally, during the second quarter, a law suit was initiated by the Company against Virdis, Inc. for compensation for certain equipment leased to Virdis, which was neither paid for nor returned to the Company. Virdis responded with a counter-suit making various allegations against the Company, including breach of contract and of an alleged oral agreement, and seeking an award of damages, including punitive damages. Counsel for the Company has advised management that, based on its preliminary investigation, the counter-suit appears to be without merit, but that the matter is only in the very early stages of the litigation process.

ITEM 2.           CHANGES IN SECURITIES

During the period covered by this Report, the constituent instruments defining the rights of the holders of the common stock were not materially modified, nor were the rights evidenced by the common stock materially limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

During the period covered by this Report, there has been no material default with respect to any indebtedness of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

IVI Publishing, Inc. held its 1996 Annual Shareholders Meeting on May 23, 1996. The following items were voted on and adopted:

1)  To set the Board of Directors at five (5) directors.

For  5,965,121    Against  14,650   Abstentions  8,080    Non-votes  1,555,679

2) To elect the Board of Directors consisting of five (5) directors. The following results were the same for each director.

For  5,934,331    Against  53,520   Abstentions  0        Non-votes  1,555,679

3) To ratify the appointment of Ernst & Young as the independent auditors for the Company for the year 1996.

For  5,963,400   Against  15,271    Abstentions  9,180    Non-votes  1,555,679

ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

         (11)  Computation of per share loss.

         (27)  Financial Data Schedule

(b)      None



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          IVI PUBLISHING, INC.



                                     By
                                        -------------------------------------

                                        Charles A. Nickoloff
                                        Vice President and
                                        Chief Financial Officer

Date:  August 8, 1996