Form 10-K/A
period 1995-12-31
IVI PUBLISHING INC
filed 1996-10-04
CIK 910391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1995

                         Commission file number 0-22212

                              IVI PUBLISHING, INC.
             (Exact name of registrant as specified in its charter)


         Minnesota                                          41-1686038
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

                             7500 Flying Cloud Drive
                       Eden Prairie, Minnesota 55344-3739
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (612) 996-6000

Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:

    Title of each class               Name of each exchange on which registered
Common Stock, $.01 Par Value                              N/A

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996 was $79,150,877.

         The number of shares outstanding of the issuer's classes of common stock as of March 15, 1996: Common Stock, $.01 Par Value -- 7,538,532.

         IVI Publishing, Inc. (the "Company") hereby amends Item 14 and the Index to Exhibits of its Form 10-K for the year ended December 31, 1995 to refile certain exhibits for which confidential treatment had been requested.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (a)(1)  The  following   consolidated   financial   statements  of  IVI
Publishing, Inc. are included in this Report:

                                                                         Page
         Report of the Independent Auditors                               F-1*
         Balance Sheets as of December 31, 1995 and 1994                  F-2*
         Statements of Operations for the years ended December 31,
                  1995, 1994 and 1993                                     F-3*
         Statements of Cash Flow for the years ended December 31,
                  1995, 1994 and 1993                                     F-4*
         Statements of Shareholders' Equity (Deficit) for the years
                  ended December 31, 1995, 1994 and 1993                  F-5*
         Notes to Financial Statements                                    F-6*

         (a)(2) The following consolidated financial statement schedule of IVI Publishing, Inc. required by Item 14(d) is included in a separate section of this Report following the financial statements:

         II.      Valuation and Qualifying Accounts                       S-1*

         All other schedules to the financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

         (a)(3) Listing of Exhibits

         The Exhibits required to be a part of this Report are listed in the Index to Exhibits which follows the signature page.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1995. However, a Form 8-K, dated February 23, 1996, was subsequently filed to report a lawsuit filed against the Company by T. Randal Productions and T. R. Partnership.

         (c) Exhibits

         Included in Item 14(a)(3) above.

         (d) Financial Statement Schedules

         Included in Item 14(a)(2) above.

 * Filed with original Form 10-K for year ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the 4th day of October, 1996.

                                        IVI PUBLISHING, INC.


                                        By /s/ Joy A. Solomon
                                           Joy A. Solomon
                                           President and Chief Executive Officer

                              IVI PUBLISHING, INC.

               INDEX TO EXHIBITS TO ANNUAL REPORT ON FORM 10-K/A-1
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1995

Exhibit No.

3.1      Amended  and  restated   Articles  of  Incorporation  of  the  Company,
         incorporated herein by reference to Exhibit No. 3.2 to the Company's Registration Statement on Form S-1, No. 33-76496 (the "1994 S-1").

3.2      Bylaws of the Company,  incorporated herein by reference to Exhibit No.
         3.2 to the Company's Registration Statement on Form S-1, No. 33-67064 (the "1993 S-1").

4.1 Form of Stock Certificate, incorporated herein by reference to Exhibit No. 4.1 to the 1993 S-1.

4.2 Statement of Registration Rights - Preferred Stock, incorporated herein by reference to Exhibit No. 4.2 to the 1993 S-1.

4.3 Warrant Agreement, dated as of July 17, 1992, between the Company and Medical Innovation Fund, incorporated herein by reference to Exhibit No. 4.3 to the 1993 S-1.

4.4 Warrant Agreement, dated as of November 30, 1992, between the Company and Ronald Eibensteiner, incorporated herein by reference to Exhibit No. 4.4 to the 1993 S-1.

4.5 Warrant Agreement, dated as of December 20, 1992, between the Company and Wayne Mills, incorporated herein by reference to Exhibit No. 4.5 to the 1993 S-1.

4.6 Warrant Agreement, dated as of June 4, 1993, between the Company and Frazier Investment Securities, L.P., incorporated herein by reference to Exhibit No. 4.6 to the 1993 S-1.

10.1 License Agreement, dated April 24, 1991, among the Company, William Morrow Company and Mayo Foundation for Medical Education and Research, as amended, incorporated herein by reference to Exhibit No. 10.1 to the 1993 S-1.

10.2 Electronic Publishing License, Development and Marketing Agreement, dated April 28, 1993, between the Company and Mayo Foundation for Medical Education and Research, incorporated herein by reference to Exhibit No. 10.4 to the 1993 S-1.

10.3 Lease, dated June 15, 1992, between the Company and BGD5 Limited Partnership, incorporated herein by reference to Exhibit No. 10.7 to the 1993 S-1.

10.4 401(k) Savings and Investment Plan, incorporated herein by reference to Exhibit No. 10.9 to Amendment No. 1 to the 1993 S-1.

10.5 1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit No. 10.11 to the 1994 S-1.

10.6     IVI   Publishing,   Inc.   Director  Stock  Option  Plan,  as  amended,
         incorporated herein by reference to Exhibit No. 10.12 to the 1994 S-1.

10.7 License Agreement, dated February 9, 1994, between the Company and Time Life, Inc. and First Amendment to Titles Development Agreement, dated as of February 9, 1994 between the Company and Time Life, Inc., incorporated herein by reference to Exhibit No. 10.19 to the 1994 S-1.

10.8 Stock Purchase Agreement, dated March 10, 1994, between the Company and America's Health Network, Inc., incorporated herein by reference to Exhibit No. 10.23 to the 1994 S-1.

10.9 Lease Agreement, dated March 30, 1994, between the Company and Ryan/Wilson Limited Partnership, incorporated herein by reference to Exhibit No. 10.25 to the 1994 S-1.

10.10 License, Development and Marketing Agreement, dated September 28, 1994, between the Company and Time Life, Inc., incorporated by reference to Exhibit No. 10.25 to the Company's Form 10-K for the year ended December 31, 1994 (4)

10.11 1994 License, Development and Marketing Agreement, dated September 27, 1994, between the Company and Mayo Foundation for Medical Education and Research, incorporated by reference to Exhibit No. 10.26 to the Company's Form 10-K for the year ended December 31, 1994 (4)

10.12 License Agreement, dated November 10, 1994, between the Company and Massachusetts Medical Society, incorporated by reference to Exhibit No.
         10.27 to the Company's  Form 10-K for the year ended  December 31, 1994
         (4)

10.13 Sublicense Agreement, dated December 31, 1994, between the Company and Georg von Holtzbrinck GmbH & Co., incorporated by reference to Exhibit No. 10.28 to the Company's Form 10-K for the year ended December 31, 1994 (4)

10.14 Agreement between America's Health Network, Inc. and the Company, dated May 25, 1995 (2)(4)

10.15 Anchor Brand Content Provider Agreement between AT&T Corp. and the Company, dated October 30, 1995 (2)(4)

10.16 Employment Agreement between the Company and Ronald G. Buck, dated June 14, 1995 (1)(3)

10.17 Employment Agreement between the Company and Joy A. Solomon, dated June 9, 1995 (1)(3)

10.18 Amendment No. 2 to License Agreement among William Morrow Company, Mayo Foundation for Medical Education and Research and the Company, dated December 29, 1995 (2)(4)

10.19 Financial Advisor and Consulting Agreement with Frazier & Company LP, dated July 14, 1994, as amended by a letter agreement, dated June 28, 1995. (1)(3)

10.20 First Amendment dated June 27, 1994 and Second Amendment dated October 10, 1995 to Lease Agreement between the Company and Ryan/Wilson Limited Partnership. (3)

10.21 Agreement dated April 1995 among Ryan/Wilson Limited Partnership, Wilson Learning Corporation the Company regarding a certain lease. (3)

10.22 Distribution on Consignment Agreement, dated February 29, 1996 between the Company and Davidson & Associates, Inc. (2)(4)

10.23 Sublease Agreement, dated January 1996, between the Company and The McGraw-Hill Companies, Inc. related to a property leased by Woodland Hills Property-W, Inc. pursuant to a May 23, 1993 lease with the Company. (3)

11       Statement Re: Computation of Per Share Loss. (3)

23.1     Consent of Ernst & Young LLP. (3)

24 Power of Attorney of Ronald G. Buck, Thomas P. Skiba, Alan D. Frazier, Ronald E. Eibensteiner and Timothy I. Maudlin and Charles A. Nickoloff.
         (3)

----------------
(1)      Management Agreement or Compensatory Plan or Arrangement.

(2)      Filed herewith.

(3)      Previously filed.

(4) Confidential treatment has been granted for certain information contained in this exhibit, which information was filed with the Securities and Exchange Commission with the Company's confidential treatment request.