Form 10-Q
period 1996-09-30
IVI PUBLISHING INC
filed 1996-11-13
CIK 910391

                                    FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C. 20549
(MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1996

                                                          OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM             TO
                                       ------------   ------------

COMMISSION FILE NUMBER:  0-22212


                              IVI PUBLISHING, INC.
        ----------------------------------------------------------------
                         (EXACT NAME OF REGISTRANT AS
                           SPECIFIED IN ITS CHARTER)

                  MINNESOTA                        41-1686038
        --------------------------          -------------------------
        (STATE OR OTHER JURISDICTION        (IRS EMPLOYER IDENTIFICATION NO.)
        OF INCORPORATION OR ORGANIZATION)

                             7500 FLYING CLOUD DRIVE
                         MINNEAPOLIS, MINNESOTA 55344-3739
                         ---------------------------------
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                    (ZIP CODE)

                                   612-996-6000
                         ---------------------------------
                (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES     X    NO
                                    --------    --------
                            APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

       CLASS                               OUTSTANDING AS OF OCTOBER 23, 1996
       ----------------------              ----------------------------------

       COMMON STOCK                        7,608,475 SHARES
       PAR VALUE $.01 PER SHARE

                             IVI PUBLISHING, INC.

                 Securities and Exchange Commission Form 10-Q
                for the Third Quarter Ended September 30, 1996

                                     INDEX
                                     -----

                                                                        Page
                                                                       Number
                                                                       ------
PART I.  FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Condensed Statements of Operations
          (Unaudited) Three months ended September 30,
          1996 and September 30, 1995;  Nine months ended
          September 30, 1996 and September 30, 1995..................... 3

          Condensed Balance Sheets September 30, 1996
          (Unaudited) and December 31, 1995............................. 4

          Condensed Statements of Cash Flows
          (Unaudited) Nine months ended September 30,
          1996 and September 30, 1995.................................   5

          Notes to Condensed Financial Statements (Unaudited).......... 6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................... 8-12

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings............................................. 13
Item 2.   Changes in Securities......................................... 13
Item 3.   Defaults Upon Senior Securities............................... 13
Item 4.   Submission of Matters to a Vote of Security Holders........... 13
Item 5.   Other Information............................................. 13
Item 6.   Exhibits and Reports on Form 8-K.............................. 13

SIGNATURES:............................................................. 14

                                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
IVI PUBLISHING, INC.
CONDENSED STATEMENTS OF OPERATIONS  (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


                                           Three Months Ended               Nine Months Ended
                                               September 30                   September 30
                                       ----------------------------    ----------------------------
                                           1996            1995            1996            1995
                                       ------------    ------------    ------------    ------------
Net revenues                                $2,249          $1,201          $7,003          $6,959
Cost of revenues                             1,090           1,391           3,525           4,047
                                       ------------    ------------    ------------    ------------
Gross margin                                 1,159            (190)          3,478           2,912

Costs and expenses:
    Product development                      1,574           2,100           4,610           6,203
    Sales and marketing                        679           1,661           2,078           6,113
    General and administrative               2,834           1,750           5,052           4,370
                                       ------------    ------------    ------------    ------------
Loss from operations                        (3,928)         (5,701)         (8,262)        (13,774)
Interest income                                 28             130             177             537
                                       ------------    ------------    ------------    ------------

Net loss                                   ($3,900)        ($5,571)        ($8,085)      ($ 13,237)
                                       ------------    ------------    ------------    ------------
                                       ------------    ------------    ------------    ------------

Net loss per share                          ($0.51)         ($0.74)         ($1.07)         ($1.77)
                                       ------------    ------------    ------------    ------------
                                       ------------    ------------    ------------    ------------
Weighted average number of common
shares outstanding                          7,608            7,478           7,580           7,478
                                       ------------    ------------    ------------    ------------
                                       ------------    ------------    ------------    ------------







See notes to condensed financial statements.

IVI PUBLISHING, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

                                                         September 30      December 31
                                                             1996              1995
                                                         ------------      -----------
                                                         (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                 $1,403           $7,759
    Accounts receivable, net                                   3,602            3,208
    Inventory                                                    421              821
    Other current assets                                         464              446
                                                         ------------      -----------

Total current assets                                           5,890           12,234

Furniture and equipment                                        6,736            7,342
Less allowances for depreciation                              (3,319)          (2,524)
                                                         ------------      -----------
                                                               3,417            4,818

Long-term receivables and other non-current assets             1,941            1,300
                                                         ------------      -----------

Total assets                                                 $11,248          $18,352
                                                         ------------      -----------
                                                         ------------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                          $3,490           $2,363
    Other accrued expenses                                       861            1,264
                                                         ------------      -----------

Total current liabilities                                      4,351            3,627

Convertible Redeemable Preferred Stock                         1,892            1,845

Shareholders' equity:
    Common Stock, $.01 par value:
     Issued and outstanding shares-7,608 at September 30,
     1996 and 7,524 at December 31, 1995                         76                75
    Paid-in capital                                          70,486            70,297
    Accumulated deficit                                     (65,557)          (57,492)
Total shareholders' equity                               ------------      -----------
                                                              5,005            12,880
                                                         ------------      -----------

Total liabilities and shareholders' equity                  $11,248           $18,352
                                                         ------------      -----------
                                                         ------------      -----------




See notes to condensed financial statements.


IVI PUBLISHING, INC.
CONDENSED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(IN THOUSANDS)


                                                             Nine Months Ended September 30
                                                             ------------------------------
                                                                 1996              1995
                                                             ------------       -----------
Operating activities
   Net loss                                                      ($8,085)         ($13,237)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization                                  1,059             1,035
   Changes in assets and liabilities:
    (Increase) Decrease in net receivables                          (394)            1,402
    Decrease in inventories                                          400               376
    (Increase) in other current assets                               (18)             (304)
    (Increase) in other long-term assets                            (641)             (860)
    Increase (Decrease) in accounts payable and
      accrued liabilites                                             634            (1,453)
                                                             ------------       -----------

   Net cash used by operating activities                          (7,045)          (13,041)

Investing activities
   Purchase of short-term investments                                               (4,500)
   Maturity of short-term investments                                               20,000
   Gross furniture and equipment additions                          (180)             (627)
   Gross furniture and equipment disposals                           522
                                                             ------------       -----------

   Net cash provided by investing activities                         342            14,873

Financing activities
   Proceeds from exercised stock options                             347
                                                             ------------       -----------

   Net cash provided by financing activities                         347                -


Net (decrease) increase in cash and cash equivalents              (6,356)            1,832

Cash and cash equivalents at beginning of period                   7,759             2,823
                                                             ------------       -----------

Cash and cash equivalents at end of period                        $1,403            $4,655
                                                             ------------       -----------
                                                             ------------       -----------





See notes to condensed financial statements.

                             IVI PUBLISHING, INC.
            NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1996


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

Revenues were also generated through the Company's online agreement with AT&T. Revenues generated by the online service were recognized as they were earned.


NOTE E -- STREAMLINING OF BUSINESS AND CHANGE IN ACCOUNTING ESTIMATE

The Company recognized charges in the quarter ending September 30, 1996 relating to efforts to streamline its operations, and relating to a change in estimate for bad debt expense. These charges totaled $2,136,000 and were made up of $562,000 for the loss on lease and leasehold improvements related to space vacated by the Company, $738,000 for severance payments to employees who were terminated from employment, and $836,000 for the write-off of bad debt.

The Company also recognized similar charges in the quarter ending September 30, 1995. These charges related to the Company's shift in emphasis towards its own CD-ROM titles. As part of this shift in emphasis, the Company recorded a provision of $929,000 for current and future sales returns and allowances and a $180,000 provision for cost of sales, principally related to its affiliate label products. Additionally, the company recognized charges of $1,088,000 relating to efforts to streamline its operations. These charges included severance payments for personnel reductions and charges related to the downsizing of facilities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This report contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties have been articulated in the Company's Form 10-K for the year ended December 31, 1995, and other SEC filings made in 1996.

OVERVIEW

In the first three quarters of 1996, the Company's strategy was to emphasize the distribution of health and medical information through an integrated network involving online, cable television, and CD-ROM platforms. The Company continues to expect to place more emphasis on the online market in the future.

With the discontinuance of the AT&T Healthsite in August 1996, the Company now intends to pursue and enter non-exclusive online distribution agreements with multiple partners in efforts to allow as many internet users as possible access to the Company's content. The first of such agreements was signed in September 1996 with Time Warner Cable. Under this agreement, Time Warner Cable has the non-exclusive rights to offer its online cable service customers access to the Company's digital version of THE MEDICAL ADVISOR, a definitive medical guidebook, developed in collaboration with Time Life.

In the cable television market, America's Health Network (AHN), the Company's partner, continues to add subscribers ahead of plan. Additionally, the Company has continued to recognize cable royalty revenues ratably each quarter.

In September 1996, the CD-ROM, TAKING CONTROL OF YOUR HEALTH, which is the electronic version of THE MEDICAL ADVISOR, was released. Although the Company's strategy calls for additional focus on the online market, the Company will continue to publish its flagship CD-ROM, MAYO CLINIC FAMILY HEALTH, as well as other reference titles.

During the quarter ended September 30, 1996, the Company recognized charges for efforts to reduce future operating costs. These efforts included downsizing its personnel and facilities. The charges totaled $1,300,000 and were made up of $738,000 for severance payments, and $562,000 for the loss on lease and leasehold improvements related to space vacated by the Company as a result of the downsizing. The Company also recorded a significant change in estimate for the quarter of $836,000 for the write-off of bad debt.

During the quarter ended September 30, 1995, the Company recognized charges related to a shift in emphasis towards its own CD-ROM titles. As part of this shift in emphasis, the Company recorded a provision of $929,000 for current and future sales returns and allowances and a $180,000 provision for cost of sales, principally related to its affiliate label products. Additionally, the Company recognized charges of $1,088,000 relating to efforts to streamline its operations. These charges included severance payments for certain personnel reductions and charges related to the downsizing of facilities.

The charges described above affected the respective quarters as shown below:

                                             Third Quarter        Third Quarter
                                                 1996                  1995
                                             -------------        -------------
Reduction of net revenues                                              $929,000
Cost of sales                                                           180,000
Product development expenses                      $312,000              423,000
Sales and marketing expenses                        10,000              380,000
General and administrative expenses              1,814,000              285,000
                                             -------------        -------------

Total Charges                                   $2,136,000           $2,197,000
                                             -------------        -------------
                                             -------------        -------------

At September 30, 1996, the remaining accrual for future cash payments related to the charges above was $715,000. Approximately $260,000 will be paid in 1996, $170,000 will be paid in 1997, $200,000 will be paid in 1998, and $85,000 will be paid in 1999.

The Company expects to experience future operating cost savings of approximately $1,550,000 annually as a result of the fiscal 1996 streamlining efforts. Approximately $1,100,000 will be saved in payroll expenses, while $450,000 will be saved in rent expense.

RESULTS OF OPERATIONS

Net revenues for the third quarter of 1996 were $2,249,000, compared to $1,201,000 for the third quarter of 1995. For the nine months ended September 30, 1996 and 1995, net revenues were $7,003,000 and $6,959,000, respectively.

Net revenues for the third quarter of 1996 and 1995 were comprised as follows:

                                             Third Quarter        Third Quarter
                                                 1996                 1995
                                             -------------        -------------
CD-ROM Retail                                     $387,000               $8,000
CD-ROM OEM and License                             938,000              643,000
Contract Development                               370,000              459,000
Amortization of Cable Royalty                      493,000
Other Revenue                                       61,000               91,000
                                              ------------         ------------
Total Net Revenues                              $2,249,000           $1,201,000
                                              ------------         ------------
                                              ------------         ------------

Net revenues for the nine months ended September 30, 1996 and September 30, 1995 were comprised as follows:

                                             Nine months          Nine months
                                               ended                 ended
                                             September 30         September 30
                                                1996                  1995
                                             ------------         ------------
CD-ROM Retail                                  $1,222,000           $2,234,000
CD-ROM OEM and License                          3,102,000            2,910,000
Contract Development                            1,021,000            1,177,000
Amortization of Cable Royalty                   1,479,000
Glencoe Settlement                                                     400,000
Other Revenue                                     179,000              238,000
                                             ------------         ------------
Total Net Revenues                             $7,003,000           $6,959,000
                                             ------------         ------------
                                             ------------         ------------

The increase in revenues for the third quarter of 1996 and the nine months ended September 30, 1996 as compared to the same periods in 1995 was due to an increase in OEM and cable revenues offset by a decrease in CD-ROM retail sales. The increase in OEM revenues for the third quarter of 1996 as compared to the third quarter of 1995 was the result of two OEM contracts that were signed during the quarter where the Company recognized the minimum guaranteed revenues under each of the contracts. Third quarter 1995 consumer retail sales were affected by a provision of $929,000 for returns and allowances, principally related to the Company's affiliate label products. The decrease in 1996 retail sales as compared to 1995 retail sales prior to the provision was attributable to the timing of the release of new products. Cable revenues increased for the three and nine months ended September 30, 1996 as compared to the same periods of 1995 as a result of the cable television license agreement with AHN.

Gross margins as a percentage of net revenues for the three and nine months ended September 30, 1996 were 52% and 50%, respectively, compared to (16)% and 42% for the comparable periods of 1995. Third quarter 1996 revenues consisted of a higher percentage of cable royalty and CD-ROM OEM and license revenues than in the third quarter of 1995. These revenue categories produce higher margins. Additionally, 1995 margins were affected by the provision recorded for returns and allowances as previously discussed.

Product development expenses were $1,574,000 and $4,610,000 for the three and nine months ended September 30, 1996, respectively, compared to $2,100,000 and $6,203,000 for the same periods of 1995. Third quarter 1996 and 1995 included unusual charges related to product development of $312,000 and $423,000, respectively, as previously discussed. Excluding the unusual charges, the decrease in product development expenses in the third quarter of 1996 was due to fewer CD-ROM titles being developed. The Company's strategy is to concentrate development efforts on its online and cable television content, as well as updating its family reference CD-ROMs. As the Company further implements this strategy, it is anticipated that product development costs will continue to decline.

Sales and marketing expenses for the third quarter and nine months ended September 30, 1996 were $679,000 and $2,078,000, respectively, as compared to $1,661,000 and $6,113,000 for the comparable periods of 1995. Unusual costs incurred for sales and marketing during the third quarter of 1996 and 1995 were $10,000 and $380,000, respectively, as previously discussed. The decrease after the unusual charges in the third quarter of 1996 was due principally to the delegation of retail product distribution to Davidson and Associates, Inc. at the end of the third quarter of 1995.

General and administrative expenses increased in the third quarter of 1996 to $2,834,000, as compared to $1,750,000 for the third quarter of 1995. The unusual charges for general and administrative expense recorded for these quarters were $1,814,000 in 1996 and $285,000 in 1995. General and administrative expenses for the nine month period ended September 30, 1996 and 1995 were $5,052,000 and $4,370,000, respectively. The overall increase was partially due to management's decision to streamline future operating costs. This decision resulted in downsizing of the Company's facilities, which resulted in a loss recorded on the sublease of office space and employee severance charges totaling $978,000. Additionally, there was a write-off of a $836,000 receivable to bad debt expense in the three months ended September 30, 1996. The receivable was for licensing rights granted on certain CD-ROM titles. Finally, general and administrative expenses were higher due to increased professional services.

Net interest income was $28,000 and $177,000 for the three and nine months ended September 30, 1996, compared to $130,000 and $537,000 for the comparable periods of 1995. The decrease in net interest income resulted from having less cash available for investing purposes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Capital asset expenditures for the nine month period ended September 30, 1996 totaled $180,000 and consisted principally of computer and studio equipment.

At September 30, 1996, the Company had cash and cash equivalents totaling $1,403,000. Total cash used during the nine months ended September 30, 1996 was $6,356,000. In order to be able to continue its operations past December 1996, the Company believes that it will require additional debt or equity financing. There is no assurance that such financing would be available or, if available, that the financial terms would be reasonable. An equity financing of any kind is likely to be significantly dilutive.

                          PART II  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The information under the caption "Legal Proceedings" in the Company's 1995 10-K and the Company's second quarter 10-Q is incorporated herein by reference.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

During the third quarter, the Company hired Timothy J. Walsh as the Vice President of Sales and Marketing. He was also appointed as an officer.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

        10.1  Employment Agreement dated August 7, 1996 with Joy A. Solomon

        11    Computation of per share loss.

        27    Financial Data Schedule (filed with electronic version only)

(b)  Report on Form 8-K - None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 IVI PUBLISHING, INC.



                              By   /s/ Charles A. Nickoloff
                                --------------------------------
                                Charles A. Nickoloff
                                Vice President and
                                Chief Financial Officer

Date:  November 11, 1996