Form 10-K405
period 1996-12-31
IVI PUBLISHING INC
filed 1997-03-28
CIK 910391

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-K
  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange ---- Act of 1934
    For the fiscal year ended December 31, 1996
                            Commission file number 0-22212
                         ------------------------------------

                                 IVI PUBLISHING, INC.
                (Exact name of registrant as specified in its charter)

              Minnesota                               41-1686038
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)
       7500 FLYING CLOUD DRIVE                        55344-3739
       EDEN PRAIRIE, MINNESOTA                        (Zip Code)
(Address of principal executive offices)


          Registrant's telephone number, including area code (612) 996-6000
                  -------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:  NONE
             Securities registered pursuant to Section 12(g) of the Act:


      Title of each class         Name of each exchange on which registered
------------------------------    -----------------------------------------
  Common Stock, $.01 Par Value                        N/A


    INDICATE BY A CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES   X   NO
                                                 -----    -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X
          ---
    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1997 was $21,793,720.

    The number of shares outstanding of the issuer's classes of common stock as of March 7, 1997: Common stock, $.01 Par Value -- 7,662,850.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                 IVI PUBLISHING, INC.

                                      FORM 10-K



                                  TABLE OF CONTENTS



                                                                            Page
                                                                            ----

                                        PART I

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 19
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . 20


                                       PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . 21
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . 22
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . . 23
Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . 27
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure. . . . . . . . . . . . . . . 27


                                       PART III

Item 10. Directors and Executive Officers of the Registrant. . . . . . . . . 28
Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 28
Item 12. Security Ownership of Certain Beneficial Owners and Management. . . 28
Item 13. Certain Relationships and Related Transactions. . . . . . . . . . . 28


                                       PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. . 29


         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

                                        PART I

ITEM 1.  BUSINESS

    IVI Publishing, Inc., (the "Company") was organized in the state of Minnesota in August 1990 under the name Interactive Television, Inc., which name was changed to Interactive Ventures, Inc., in March 1991 and to IVI Publishing, Inc., in August 1993. The Company is an electronic publisher of health and medical information in interactive multimedia formats for the consumer and professional medical markets. The Company has been widely recognized for producing and distributing high-quality, award-winning CD-ROM titles, including MAYO CLINIC ULTIMATE MEDICAL GUIDE. In 1996, the Company continued to advance its strategy to distribute its health and medical information through an integrated network involving online, CD-ROM and cable television platforms.

    To further this integrated publishing strategy, the Company has developed and launched a site known as MAYO HEALTH O@SIS-SM- on the Internet's World Wide Web which provides users with online access to useful, trustworthy health and medical news and reference information. The Company plans to generate revenue from its Internet site through the sale of site sponsorships, advertising and premium services. The Company has also formed a strategic relationship with America's Health Network ("AHN"), which launched its daily cable television programming on March 25, 1996. The Company provides video, animation and graphic assets which support AHN's health and medical programming on cable television. Each of the Company's distribution platforms - online, CD-ROM and cable television - are designed to be interactive and to encourage the consumer to use the other platforms. For example, the Company's MAYO CLINIC ULTIMATE MEDICAL GUIDE includes an Internet browser and online gateway. The browser and gateway enable the user of the ULTIMATE MEDICAL GUIDE discs to touch a button and "land" directly in the MAYO HEALTH O@SIS Internet site and access all of its content. In addition to Mayo Clinic, the Company currently distributes information from two other distinguished content suppliers: Massachusetts Medical Society and Time Life, Inc. Management believes that IVI is a leading electronic publisher of health and medical information in the United States.

    As part of developing its integrated publishing strategy in 1996, the Company had planned to distribute health and medical information to consumers online through the AT&T Personal Online Service ("POS") pursuant to an Anchor Brand Content Provider Agreement entered into with AT&T in 1995. Pursuant to the AT&T Agreement, the Company had granted an exclusive license to AT&T to publish the Company's health and medical information in an online platform. In August 1996, AT&T advised the Company that POS would no longer participate as an online service provider of health and medical information to consumers. This action by AT&T necessitated the Company's revision of its online distribution strategy as discussed in "Company Strategy," below.

    As the Company works to further incorporate the online and cable television platforms into its overall strategy, it will continue to be dependent upon sales of its CD-ROM titles for a significant portion of its revenue at least through 1997. The

Company continues to operate under a distribution partnership entered into in September 1995 with Davidson & Associates, Inc., ("Davidson") pursuant to which Davidson distributes the Company's consumer-oriented family reference CD-ROM titles developed with Mayo and Time Life. Davidson is a leading publisher and distributor of multimedia educational and entertainment software for both the home and school markets. The Company believes that its distribution agreement with Davidson gives the Company greater access to consumer channels than it would otherwise gain. The Company has also negotiated several ongoing, revenue-generating agreements with various original equipment manufacturers ("OEMs") whereby the OEM bundles certain of the Company's CD-ROM titles with new computers. The Company expects to receive a substantial amount of its CD-ROM related revenues from these sources at least through 1997.


COMPANY STRATEGY


    The Company's goal is to establish itself as the leading electronic publisher of health and medical information in the United States. To attain this goal, the Company plans to distribute authoritative, current health and medical information from highly credible sources through an integrated network involving online, CD-ROM and cable television platforms. The principle elements of this strategy are as follows:


SECURE THE EXCLUSIVE DIGITAL RIGHTS TO ACCURATE AND TIMELY HEALTH AND MEDICAL INFORMATION FROM RECOGNIZED SOURCES


    The Company believes that, in the area of health and medical publishing, having the rights to authoritative, reliable information is of prime importance. To obtain such rights, the Company has entered into license agreements with the best-known and most-respected health and medical information content providers. The Company has license agreements with Mayo Foundation for Medical Education and Research ("Mayo"), the Massachusetts Medical Society ("MMS"), publisher of the NEW ENGLAND JOURNAL OF MEDICINE and HEALTHNEWS, and Time Life. Pursuant to these license agreements, the Company has obtained health and medical information which it has used in the development of several consumer and professional CD-ROM titles, its MAYO HEALTH O@SIS Internet site, the development of assets for AHN, as well as other licensing efforts in both online and cable television platforms.

    The Company may seek license agreements from other providers of high quality health and medical information. Although the principal focus of the Company's efforts will be the development of business opportunities, such relationships may also involve investments in or by the Company.

DEVELOP DIGITAL, MULTIMEDIA PROGRAMMING THAT CAN BE DELIVERED ON MULTIPLE PLATFORMS


    The Company is taking advantage of the convergence of CD-ROM, online and cable television platforms by developing programming assets which can be delivered on each of these three platforms. Because the Company has retained the digital rights to all content which it creates for AHN programming, the Company may produce CD-ROM titles or content for online distribution using popular information from AHN programming. Similarly, the Company retains digital rights to health and wellness information published on MAYO HEALTH O@SIS and will be able to use that information for distribution in other electronic formats. The Company has also licensed to other companies information from the CD-ROM, TAKING CONTROL OF YOUR HEALTH, for use online. TAKING CONTROL OF YOUR HEALTH is the Company's digital version of THE MEDICAL ADVISOR - THE COMPLETE GUIDE TO ALTERNATIVE & CONVENTIONAL TREATMENTS, a definitive medical guidebook developed in collaboration with Time Life.


EXECUTE THE INTEGRATED PUBLISHING STRATEGY BY ESTABLISHING SIGNIFICANT MARKET PRESENCE IN THE ONLINE AND CABLE TELEVISION MARKETPLACES


    To complement its existing strength in the CD-ROM health and medical information market, the Company has entered into the agreement with AHN and has established the MAYO HEALTH O@SIS site on the Internet. O@SIS provides users with timely, useful health and medical news and information developed under the Company's existing agreements with Mayo. In a matter of months, O@SIS has become one of the more recognized health information sites on the Internet. The Company expects to capitalize on this recognition by selling site sponsorships and advertising to pharmaceutical and other companies which want to align their names and/or their products with information contained in O@SIS. The Company has an agreement with AHN to be a major provider of health and medical content for the AHN cable television network, which began telecasting March 25, 1996. The Company believes that by pursuing its integrated publishing strategy, which utilizes the online, CD-ROM and cable television platforms, it will be able to establish itself as a leader in the delivery of health and medical information in a rapidly changing marketplace.


SECURE MARKET SHARE DOMINANCE IN THE CD-ROM HEALTH CATEGORY


    The Company will continue to be dependent upon distribution of its CD-ROMs containing health and medical information at least through 1997. Pursuant to its license agreements with Mayo, the Company has released six medical reference CD-ROM titles or packages into the consumer market place. The titles are MAYO

CLINIC FAMILY HEALTH, MAYO CLINIC - THE TOTAL HEART, MAYO CLINIC FAMILY PHARMACIST and MAYO CLINIC SPORTS, HEALTH & FITNESS. In addition, the Company now offers MAYO CLINIC ULTIMATE MEDICAL GUIDE, which combines the latest versions of MAYO CLINIC FAMILY HEALTH and MAYO CLINIC FAMILY PHARMACIST into one package and was the best-selling medical reference CD-ROM for the fourth quarter of 1996. In recent years the Company has offered MAYO CLINIC HEALTH ENCYCLOPEDIA, which combines all four individual titles into one package. The Company has also developed, in partnership with Mayo, a series of CD-ROMs for primary care physicians and health professionals called PRIMEPRACTICE. The PRIMEPRACTICE series has been approved by the American Medical Association and the American Academy of Family Physicians to allow physicians to earn continuing medical education credits in the privacy of their home or office. In addition to the titles produced with Mayo, the Company released TAKING CONTROL OF YOUR HEALTH in September 1996.

    Before September 1995 the Company distributed its CD-ROM titles primarily through its own sales and marketing personnel. In September 1995 the Company entered into a distribution agreement with Davidson which affords the Company greater access to consumer channels while enabling the Company to reduce its sales and marketing expenses.


MAYO RELATIONSHIP


    The Company's relationship with Mayo has been, to date, the most significant element in the Company's development. Mayo Foundation, parent corporation for Mayo Foundation for Medical Education and Research, is the legal entity under which Mayo Clinic Group Practices, Mayo Medical School and certain other Mayo institutions operate. Mayo is a degree-granting institution and has full authority to accredit programs of continuing medical education. A component of the Mayo strategy is to provide scholarly educational programs to teach and train medical and scientific professionals for national and Mayo needs and to be a health information resource for the public. Mayo's desire to educate individuals to take responsibility for their own health care, coupled with the Company's efforts to become a significant electronic publisher of health and medical information, has resulted in the development to date of one professional multimedia title, four consumer reference multimedia titles, and the Internet site known as MAYO HEALTH O@SIS all utilizing Mayo materials and expertise.


    MAYO CD-ROM TITLES AND INTERNET SITE


    Pursuant to its license agreement with Mayo (see "Mayo License Agreements"), the Company markets six consumer reference titles or packages and one professional title, all on CD-ROM. In addition, the Company markets a consumer online site on the Internet's World Wide Web.

Consumer Reference CD-ROM Titles:

    MAYO CLINIC FAMILY HEALTH. This title is a source of health care information for family members of all ages, including information on nutrition, wellness, first aid, the health care system and the symptoms, prognosis and treatment for more than 1,000 diseases and disorders. In September 1996, the Company introduced the updated version 3.0 of MAYO CLINIC FAMILY HEALTH, adding a newly enhanced 3-D anatomy section, a personal health tracking feature called Online Health Manager, and a new online linking technology called HealthWatch-TM-. HealthWatch notifies users of update information available on MAYO HEALTH O@SIS-SM- on the Internet and links them directly to that information. The product includes AT&T WorldNet Service-SM-with Netscape Navigator-TM- for access to the Internet. This gateway from CD-ROM to online information is a key element of the Company's strategy to create an integrated network providing health information over CD-ROM and online.

    MAYO CLINIC FAMILY PHARMACIST. Released in June 1994 and updated with a new 1996 drug database, this title is a comprehensive home reference guide to prescription and over-the-counter medications and therapeutic and diagnostic procedures. The USP, DI Volume II, "Advice for The Patient" (The United States Pharmacopeial Convention, Inc.) is the core database for the disc and has been supplemented with information provided by pharmacists and physicians from Mayo. The Company also added AT&T WorldNet Service software with Netscape Navigator, which enables users to go directly from the CD-ROM to MAYO HEALTH O@SIS on the Internet.

    MAYO CLINIC ULTIMATE MEDICAL GUIDE. Released in September 1996, is a combination of the latest versions of both MAYO CLINIC FAMILY HEALTH and MAYO CLINIC FAMILY PHARMACIST packaged together. This powerful combination of two highly-acclaimed titles is packed with information essential to family health. With MAYO CLINIC FAMILY HEALTH consumers can search for in-depth facts about diseases, nutrition, anatomy, common symptoms, home safety and more. MAYO CLINIC FAMILY PHARMACIST offers details on thousands of drugs, early detection and first aid. Both discs link to MAYO HEALTH O@SIS on the Internet and the product includes AT&T WorldNet Service software with Netscape Navigator for users who are not yet online.

    MAYO CLINIC - THE TOTAL HEART. This title is a comprehensive source of information concerning the heart, cardiovascular disease, diet plans and exercise programs to promote a healthy heart. The print version of the title, entitled MAYO CLINIC HEART BOOK, was released by Mayo in August 1993, and the Company released the interactive multimedia version in October 1993.

    MAYO CLINIC SPORTS, HEALTH & FITNESS. Released in November 1994, this title was developed in cooperation with the Mayo sports medicine department and in collaboration with ESPN. It is an individualized interactive fitness, nutrition, and sports physiology guide.

    MAYO CLINIC HEALTH ENCYCLOPEDIA. First released in 1994 and updated in 1995, this product combines all four Mayo Clinic CD-ROM titles into a single package.


Professional CD-ROM Title:

    PRIMEPRACTICE. This title is a comprehensive resource developed to meet the ongoing education needs of primary care physicians. PRIMEPRACTICE is a CD-ROM series marketed to physicians in North America specializing in internal medicine, general practice or family practice. The first issue of this series was completed in July 1994 and the last in December 1996. Subscribers to PRIMEPRACTICE receive a CD-ROM series covering current topics of interest to primary care physicians, including the latest developments in cardiovascular disease, endocrinology, gastroenterology, hematology, pulmonary medicine and other areas. Each issue of the series provides the physician with ten hours of continuing medical education credits (CME). By subscribing to the series, a physician can obtain up to 40 hours of CME on an annual basis. Although requirements for annual CME vary from state to state, most primary care physicians are required to obtain 50 hours of CME per year.

    In December 1995, the Company entered into a Distribution Agreement with Churchill Livingstone whereby Churchill Livingstone has agreed to market PRIMEPRACTICE to physicians and others with influence over physicians' continuing education. Before entering into this agreement, the Company marketed PRIMEPRACTICE through its own sales staff, catalogs and health sciences bookstores.


Internet Site:

    MAYO HEALTH O@SIS-SM-. This Internet site is an interactive site featuring reliable health information from Mayo Clinic for the general public. It is accessible by anyone with online Internet access at http://www.mayo.ivi.com. The goal for O@SIS is to help people become more knowledgeable in understanding health and disease thereby leading to more effective use of health resources. O@SIS extends Mayo Clinic expertise to people worldwide. The site is divided into three main sections: Newsstand, Ask Mayo and Resource Centers. O@SIS covers timely health and wellness matters that can affect people's lives, and relevant topics that people can use to live healthier, more productive lives.


    MAYO LICENSE AGREEMENTS


    In April 1991, the Company entered into a License Agreement (the "1991 License Agreement") pursuant to which it obtained an exclusive five-year license from Mayo and William Morrow Company to develop, manufacture and distribute interactive multimedia versions of MAYO CLINIC FAMILY HEALTH BOOK. William Morrow receives a minimum annual royalty, or if greater, a percentage of net sales of the title. In December 1995, the Company amended the agreement with Mayo and William Morrow to include online distribution rights and to extend the rights period until September 2000.

    In April 1993, the Company and Mayo entered into a License Agreement (the "1993 License Agreement") which granted the Company an exclusive license to develop, produce and market ten title areas with specific content to be determined by Mayo and the Company, in all digital optical electronic publishing formats, including disc, network, cable, telephone and satellite broadcast. The licenses with respect to the ten titles are severable, so that if one is terminated the others are not affected. Mayo retains the right to market the titles developed under the 1993 License Agreement to end users or persons employing or educating end users. The term of the license is ten years for each title from the date of first commercial sale. The term as to any new edition of a title recommences when the new edition is released. As consideration for the 1993 License Agreement, the Company issued Mayo 240,000 shares of its Series D Preferred Stock that automatically converted into Common Stock upon the Company's initial public offering in October 1993. Mayo also receives a royalty based on a percentage of net sales for each title.

    In September 1994, the Company and Mayo entered into another License Agreement (the "1994 License Agreement") which grants the Company for a period of five years, a right-of-first-offer for any and all material and/or titles which Mayo intends to publish in any digital publishing format or method of delivery including CD-ROM, online, network, cable, telephone, or other interactive networks. A minimum of five titles are to be produced under the agreement. The licenses with respect to each other are severable so that if one is terminated the others are not affected. The term of the license is ten years from the date of first commercial sale and the term, as to any new edition of a title, recommences when the new edition is released. Additionally, the 1994 License Agreement contains certain terms pertaining to the joint development of digital interactive networks. In exchange for these rights, Mayo received 250,000 restricted shares of the Company's Common Stock. The restrictions lapse as Mayo achieves certain milestones or at the end of ten years, whichever comes first. Mayo also receives a royalty on revenues earned by the Company from MAYO HEALTH O@SIS and any other products produced under the agreement.

    Mayo has broad approval rights with respect to the substance of each title, the marketing plan, the business plan and advertising and distribution. If Mayo withholds its consent of a title subject to the 1993 and 1994 License Agreements (the "Agreements"), the Company may develop and publish the title for another author (using such other author's own original materials and not materials developed by or for Mayo nor any sounds or images, including audio, text, video and animated graphics, created for use with the materials developed by or for
Mayo), and Mayo may not allow any other person to develop such title for Mayo for a period of three years from the date of such title's or edition's submission to Mayo. To date, Mayo has not refused approval for a title developed by the Company.

    Except for the conditions described above with respect to the titles subject to the Agreements, the Company is prohibited under the Agreements from developing, producing, publishing, promoting, marketing, selling or otherwise distributing the health or medical education materials of any other entity in digital optical formats without Mayo's prior approval in its sole discretion. Mayo has consented to the arrangements between the Company, AT&T, America's Health Network, Massachusetts Medical Society and Time Life.


MASSACHUSETTS MEDICAL SOCIETY LICENSE AGREEMENT


    In November 1994, the Company and Massachusetts Medical Society ("MMS") entered into a license agreement pursuant to which the Company was granted an exclusive license to develop and distribute to end users the digital format versions of the monthly newsletter "Health News" currently published by MMS. In exchange for these rights, the Company is assisting MMS with the funding of the newsletter at a rate of $250,000 per year for the three years ending November 1997. The Company will also pay MMS a royalty based on a percentage of the net revenues earned by sale of the digital format versions of the newsletter.

    The term of the license agreement is five years after the date on which the design format is approved by MMS and the content is available to the Company and will thereafter automatically renew for periods of one year each. MMS has the sole right to and responsibility for the marketing and distribution of the title in any non-digital format. MMS has the right to approve the final form of each digital newsletter, which approval shall not be, and to date has not been, unreasonably withheld or delayed, prior to distribution.


TIME LIFE RELATIONSHIP


    The Company also has established a strategic relationship with Time Life to broaden its content base. In February 1994, the Company entered into a license agreement (the "First Time Life Agreement") with Time Life for the exclusive license to develop, manufacture and distribute to third party resellers interactive multimedia versions of six Time Life books. In September 1994, the Company and Time Life entered into a second license agreement (the "Second Time Life Agreement") which grants the Company an exclusive right-of-first-offer for the right to publish non-print versions for any and all health and/or medical material and/or titles which Time Life intends to publish for commercial purposes in print media.

    Pursuant to the First Time Life Agreement, three titles for children were released during 1994. In order to focus on its integrated publishing strategy to distribute health and medical information primarily to adult audiences, the Company has suspended efforts to produce any further children's titles and is closing out remaining inventory of the titles.

    Pursuant to the Second Time Life Agreement, the first title developed by the Company was TAKING CONTROL OF YOUR HEALTH. Released in September 1996, this home medical guide on CD-ROM provides comprehensive information on alternative and conventional medicine. Based on the book from Time Life entitled THE MEDICAL ADVISOR - THE COMPLETE GUIDE TO ALTERNATIVE & CONVENTIONAL TREATMENTS, released in September 1996, the content for this product was developed by a team of over 60 physicians. TAKING CONTROL OF YOUR HEALTH also includes AT&T WorldNet Service-SM- with Netscape Navigator-TM- for direct access to updated information on the Internet.

    As compensation for developing the TAKING CONTROL OF YOUR HEALTH concept, the Company granted Time Life 60,000 restricted shares of its Common Stock. Under the Second Time Life Agreement, the Company funded Time Life's development of the print version of the series at an estimated cost of approximately $2.2 million through September 1996. Time Life retains the right for marketing and distributing the print version of each title while the Company has the sole right for the marketing and distribution of the non-print versions of the title. The Company will receive a royalty from Time Life for the sale of the print version of the title and has a royalty-free license for the distribution of the electronic version of the title. The term of the license is perpetual from the date the title was accepted by the Company. Time Life has the right to approve the final versions of the title, which approval shall not be unreasonably withheld, prior to distribution. To date, Time Life has not refused approval for a title developed by the Company.


ANCHOR BRAND CONTENT PROVIDER AGREEMENT WITH AT&T


    On August 9, 1996, AT&T informed the Company that AT&T was immediately discontinuing the HealthSite portion of the AT&T Personal Online Service ("POS") and, on September 20, 1996, AT&T publicly announced that it was terminating its entire Personal Online Services initiative. As a result of AT&T's withdrawal from POS, and in particular HealthSite, the Company is no longer able to make its content available through an AT&T-sponsored online service as was contemplated by the Anchor Brand Content Provider Agreement, dated October 30, 1995, (the "AT&T Agreement") between the Company and AT&T. Despite AT&T's abandonment of POS, to date, neither the Company nor (to IVI's knowledge) AT&T has taken any formal action to terminate the AT&T Agreement. The Company's content is currently available via online, CD-ROM and cable television.


AGREEMENT WITH AND INVESTMENT IN AMERICA'S HEALTH NETWORK ("AHN")


    As part of its integrated publishing strategy, the Company has developed a strategic relationship with AHN to provide health and medical programming on cable television. AHN has developed a consumer health information cable television network which features a physician or other health care professional responding to viewers' call-in questions interspersed with home shopping segments in which health related products are offered. AHN began broadcasting on March 25, 1996 and, as of March 1997, was reaching more than 6 million potential cable television and direct broadcast satellite (DBS) households.

    The Company entered into an agreement with AHN dated May 25, 1995 (the "AHN Agreement") pursuant to which the Company agreed to provide health and medical information for AHN's cable television programming. The AHN Agreement provides that the health and medical content produced by the Company for broadcast on AHN shall remain the property of the Company but shall be licensed exclusively to
AHN for use in a televised program.   AHN has agreed to pay the Company a fee
for the production of content used by AHN equal to the Company's cost of producing or obtaining the requested content plus 15%. In addition, AHN has agreed to pay the Company $11,000,000 in royalties over the life of the Agreement. The Company recognized $1.972 million of these royalties in 1996. The Agreement extends to five years beyond the date AHN began broadcasting. The amount of such royalties is subject to reduction, however, in the event the Company fails to deliver health and medical content in accordance with the terms of the agreement. The royalties will also be reduced to 25% of their original amount in the event the Company terminates the exclusivity provisions of the AHN Agreement. In the event AHN achieves its revenue forecasts for its first five years of operations, the Company may earn additional deferred royalties which are payable within 45 days after the end of the fifth year of AHN's operations.

    The Company holds an equity position in AHN which it acquired in March 1994 in exchange for an investment of $2,000,000. AHN subsequently has acquired additional financing from other investors. The Company estimates that its percentage interest in the equity of AHN, after AHN's financing completed in January 1997, is approximately 6.6%.


AGREEMENT WITH DAVIDSON & ASSOCIATES, INC. FOR CD-ROM DISTRIBUTION


    As the Company develops the online and cable television segments of its integrated publishing strategy, it will continue to be substantially dependent upon revenues from the sale of CD-ROM titles at least through 1997. To strengthen the Company's CD-ROM distribution capabilities, the Company entered into an Agreement with Davidson & Associates, Inc. in late 1995 for sales and marketing of the Company's consumer-oriented family health reference CD-ROM titles developed with Mayo and Time Life. Davidson is a leading publisher and distributor of multimedia educational and entertainment software for both the home and school markets. The Company believes that its agreement with Davidson has provided greater access to consumer channels while enabling the Company to reduce its sales and marketing staff and related support functions.

    In connection with entering into the distribution relationship with the Company, Davidson purchased 2,000 shares of the Company's 6% Series A Convertible Redeemable Preferred Stock for $2,000,000. The Preferred Stock is convertible into Common Stock at the rate of $11.21 per share at any time. The non-voting Preferred Shares rank senior to the Company's Common Stock and entitle Davidson to annual dividends. The Preferred Shares are also subject to a redemption provision which permits Davidson to redeem the stock at face value in November 1998, the third anniversary of the stock's issuance. Concurrent with this investment, the Company issued Davidson warrants to purchase 12,500 shares of the Company's Common Stock at $11.21 per share.


CONVERTIBLE SUBORDINATED DEBENTURE OFFERING


    On November 22, 1996, 9% Convertible Subordinated Debentures in the aggregate principal sum of $3,500,000 were issued in a private placement. Investors included two executive officers and three directors of the Company, either individually or via organizations with whom they are associated, as well as 12 other institutions or accredited individuals.

    The Debentures are convertible into Common Stock at a rate of $3.25 per share and are due and payable on November 22, 1999. The Company also has the right to call and force the conversion of the Debentures if the closing sale price of its Common Stock is at least $7.50 per share for 20 consecutive trading days.


PRODUCTION


    During 1994, the Company constructed a multimedia studio at its corporate headquarters. The studio has enhanced the Company's ability to develop content for CD-ROM, online and cable television distribution.

    The Company believes that continued investments in CD-ROM and website development are necessary to remain competitive in the electronic publishing market. These investments include software development tools, additional content, and continued support in its multimedia studio. In addition, the popular computer platforms are constantly undergoing improvements and upgrades that require the Company to anticipate these changes and adapt its products to incorporate such changes.

    The Company leverages the investment it made in its multimedia studio by contracting to perform development work for third parties in its studio. The Company believes that such additional work does not affect its ability to develop its own multimedia titles and products.

MARKETING, DISTRIBUTION AND MANUFACTURING


    The distribution agreement with Davidson described above allowed the Company to eliminate its direct sales force which previously marketed the Company's CD-ROM titles. The Company continues to maintain a marketing staff which has responsibility for non-retail distribution including licensing arrangements and sales to original equipment manufacturers ("OEM") for bundling with the OEM's hardware. Bundling consists of selling software titles to computer hardware vendors and computer and peripheral manufacturers for inclusion with their products. During 1996 the Company's revenue from bundled sales exceeded retail sales. In addition to revenue, bundling creates positive word-of-mouth endorsements from consumers of the Company's titles which could ultimately lead to greater sales at the retail level.

    As the Company establishes its integrated publishing strategy, the Company's CD-ROM titles will receive greater exposure to audiences interested in health and medical information. Consumers accessing either MAYO HEALTH O@SIS online or the AHN cable television programming are referred, from time to time, to the Company's CD-ROM titles for more information.

    The number of CD-ROM titles competing for retail shelf space has increased substantially in recent years. In addition, the distribution channels through which the Company sells its products are known for rapid change. Mergers, consolidations and financial difficulties of both distributors and retailers are typical as is the emergence of new retailers. This environment breeds an intense competition among software products for shelf space and retailer support. In order to remain competitive, and maintain distributor relationships, the Company's policy is to accept product returns from its distributors.

    All of the Company's CD-ROM titles are currently replicated by Sony Disc Manufacturing ("Sony"), a division of Sony Electronic Publishing Company. Sony also warehouses the Company's finished goods inventory and handles order fulfillment. Although the Company anticipates that its relationship with Sony will continue, the Company believes that other manufacturers are available to replicate its titles and handle its order fulfillment.

    The Company is coordinating sales and marketing of site sponsorships and advertising on its MAYO HEALTH O@SIS online site. While the market for online sponsorship and advertising has grown rapidly in recent years, the Company is operating in an intensely competitive environment for its share of the dollars that companies are devoting to such sponsorships and advertising.


HOLTZBRINCK LICENSE AGREEMENT

    In 1994, the Company had entered into a sublicense agreement with Georg von Holtzbrinck GmbH & Co. ("Holtzbrinck") to manufacture and distribute eleven of the Company's CD-ROM titles in Europe. Holtzbrinck has not honored the terms of the agreement and the Company is considering bringing an action to enforce the license agreement.


PRODUCT DEVELOPMENT


    In 1996, 1995 and 1994, product development expenses were $5,651,000, $7,494,000 and $19,503,000, respectively.


COMPETITION


    Although the electronic multimedia market is highly competitive, the Company is not aware of any other provider of health and medical information that is undertaking a strategy similar to the Company's integrated publishing strategy. The Company also believes that AHN is the only cable television service devoted to health and medical programming and home health product shopping. Nevertheless, if the Company is successful with its integrated publishing strategy, competitors will likely undertake a similar strategy, including current participants in other areas of the electronics, cable, telecommunications or publishing markets with substantially greater financial, production, engineering and marketing resources than the Company. Many of these companies may have experience in multimedia technology and in producing and marketing online websites, as well as experience producing and selling consumer products through various distribution channels.

    The online environment is intensely competitive with several new health-related information sites emerging monthly. The principal competitive factors in the online arena are quality of content, ease of accessibility to Internet users, site features, ease of navigation, and name recognition. Additionally, with the relatively low cost of developing and maintaining a website, there can be no assurance that other publishers having access to reliable and credible health information will not emerge to compete with the Company.

    Additionally, in the future, the Company may have to compete with other health information publishers for sponsorship and/or advertising revenues. The Company's success is dependent on its ability to obtain sponsorship agreements as well as other advertising arrangements.

    With respect to CD-ROM distribution, the principal competitive factors are price, content, quality, ease of use, product features, access to distribution channels, name recognition, and quality of support service. Because of the competition for shelf space, the Company's CD-ROM titles compete with all types of CD-ROM products regardless of the content and subject matter. There are numerous other publishers of health and medical information in CD-ROM and other formats. Also, there can be no assurance that the electronic publishing market will not be entered by additional competitors with resources far greater than those of the Company.

    In addition, intense competition exists for recognition from large volume wholesalers and for retail shelf space in the consumer software industry. A number of factors, including discounts to wholesalers, customer service, and marketing and promotional efforts, affect access to wholesalers and retailers. The Company's success is also dependent on penetrating distribution channels outside of traditional software distribution channels, including schools, libraries, hospitals, pharmacies, bookstores and mass merchants.


SEASONALITY


    The Company expects that its CD-ROM sales will be subject to the seasonality that generally affects the computer software business. Typically net revenues, gross margins and operating income are fairly constant in the first, second and third quarters and are highest during the fourth quarter.
This seasonality is due principally to the increased demand for the Company's CD-ROM products during the Christmas season. Because revenues from the online and cable television segments of the Company's integrated publishing strategy are not subject to the same seasonality, the development of these aspects of the Company's business in 1996 did reduce the impact the seasonality in the CD-ROM segment of the Company's business has on the Company's operations. The Company also hopes that growth in contract development revenue from its multimedia studio will help the Company's revenue cycle to be even less dependent on the Christmas selling season.


PROTECTION OF PROPRIETARY RIGHTS



    The Company regards the software it owns as proprietary and relies upon a combination of copyrights, trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its products. The Company believes that copyright protection for its titles is less significant to the Company's success than factors such as the knowledge, ability and experience of the Company's personnel, and the quality of its new product development and distribution efforts.


EMPLOYEES

    As of December 31, 1996, the Company employed 62 people on a full-time basis. As the situation arises, the Company also uses part-time employees.

BACKLOG

    The Company had no significant backlog at fiscal year end of either 1996, 1995, or 1994.


CUSTOMERS

    Net sales to an OEM manufacturer in 1996 totaled $1,394,000. Additionally, in 1996, $2,347,000 of revenue was recognized from the Company's content agreement with AHN, a cable television network. Finally, $1,000,000 of revenue was recognized from the Company's online content agreement with AT&T.

    No individual customer accounted for 10% of the Company's net revenues in 1995.


OUTLOOK AND RISKS


    While management of IVI Publishing remains optimistic about the Company's long-term prospects, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations. These factors could cause such results to differ materially from those anticipated in forward-looking statements made in this document and its annual report by or on behalf of the Company primarily related to the Company's expectation of significantly increasing revenues and not requiring additional financing for the forseeable future.

    DEPENDENCE ON SUCCESS OF ONLINE SERVICE. The Company's strategy for profitability and growth is highly dependent on the success of the Company's distribution of health and medical information to consumers, and its ability to generate sponsorship and advertising revenues, on its MAYO HEALTH O@SIS Internet site. There is no assurance that the Company will be able to obtain the necessary volume of consumer usage and/or obtain the number of site sponsorships required to make the program profitable. From October 1995 through August 1996, AT&T participated with the Company as an online service provider of health and medical information to consumers. In August 1996 AT&T discontinued this arrangement which caused the Company to revise its online distribution strategy.

    DEPENDENCE ON CONTENT PROVIDERS. The Company's relationship with its content providers is fundamental to its objective of becoming a leading electronic publisher of health and medical information for the consumer and professional medical markets.

    The Company's relationship with Mayo is critical to the Company's business, and the Company has entered into several key license agreements with Mayo. One of the Company's licensing agreements with Mayo prohibits the Company from developing, producing, publishing or marketing health or medical education content of any other entity in digital optical format without Mayo's consent, in its sole discretion. Although Mayo has consented to the Company's arrangements with

AHN, AT&T, Time Life and MMS, there can be no assurance that Mayo will continue to approve acquisition, development or marketing by the Company of additional health and medical titles of any other entity. Inability to develop additional health and medical title areas with other entities may have a material adverse effect on the growth of the Company. In addition, Mayo generally retains the right to publish and market titles licensed to the Company.

    The Company also has a license agreement dated September 1994 with Time Life which granted the Company an exclusive right-of-first-offer for the right to publish non-print versions for any and all health and/or medical material and/or titles which Time Life intends to publish for commercial purposes in print media. The first title under this agreement was released in September 1996. Time Life has the right to approve the final version of each title. There can be no assurance that Time Life and the Company will meet its introduction schedules for any future titles. Even if the parties are able to introduce the titles in a timely fashion, there can be no assurance that such titles will be accepted by the consumer and medical professional markets.

    In November 1994, the Company entered into a license agreement with Massachusetts Medical Society ("MMS") pursuant to which the Company received an exclusive license to develop and distribute to end users the digital format versions of the monthly newsletter, "Health News," published by MMS. The Company is assisting MMS with the funding of the newsletter at a rate of $250,000 per year for the three years ending November 1997. The Company is also obligated to pay certain royalties. Even though the Company will have invested a substantial amount in MMS' venture, there can be no assurance that distribution of the digitally formatted newsletter will be profitable.

    In addition, the Company is dependent upon the cooperation and expertise of its content providers in the development of the licensed titles and therefore may experience delays in the production of titles which are beyond the ability of the Company to control.

    LIQUIDITY; NEED FOR ADDITIONAL FUNDS. Since the Company's organization in 1991, the Company has satisfied its liquidity needs through the sale of capital stock, the sale of convertible debt, and revenues from operations. In November 1996, the Company raised $3,500,000 in a convertible debt financing. Based on current expectations, management believes that this financing, along with forecasted revenues from operations will be sufficient to fund operations through December 31, 1997. However, this depends on the ability of the Company to be able to continue to control costs and achieve significantly increasing revenues. There is no assurance that the Company will be successful in this regard.


    DEPENDENCE ON SALES OF CD-ROM TITLES: RELATIONSHIP WITH DAVIDSON & ASSOCIATES, INC. As the Company strives to establish its integrated publishing strategy, it will continue to be dependent upon sales of its CD-ROM titles for a significant portion of its revenue, at least through 1997. To assist in its distribution efforts of such CD-ROM titles, the Company has entered into a distribution agreement with Davidson & Associates, Inc., a publisher and distributor of multimedia educational and entertainment software for both the home and school markets. Failure to sell CD-ROM titles in sufficient quantities would adversely affect the Company's results of operations during calendar year 1997.

    DEPENDENCE ON SUCCESSFUL GROWTH OF AMERICA'S HEALTH NETWORK. The Company has invested a substantial amount of its available cash to fund America's Health Network ("AHN") and to develop content with AHN. AHN has agreed to pay the Company both a fee for the production of the content used by AHN and royalties. AHN began broadcasting on March 25, 1996. The success of AHN is dependent upon obtaining sufficient acceptance among viewers, which cannot be assured. While the Company does not expect to make any additional investments in AHN, the possibility exists that an additional investment may be deemed advisable by the Company. Although the Company's investment in AHN includes anti-dilution provisions, the Company's percentage ownership position in AHN may be substantially reduced if additional equity financing is obtained by AHN.

    COMPETITION. The electronic multimedia market is highly competitive. The Company competes with other publishers of health and medical information in CD-ROM, online and other formats. There can be no assurance that the electronic publishing market will not be entered by additional competitors, including current participants in other areas of the electronics, cable, telecommunications or publishing markets with substantially greater financial, production, engineering and marketing resources than the Company. Many of these companies also have substantial experience in multimedia technology and in producing and selling consumer products through retail distribution as well as direct distribution to individual and institutional end users. The future success of the Company is dependent in part upon its ability to continue to be able to exclusively license the electronic publication rights to health and medical information. There can be no assurance that the Company will be able to continue to obtain suitable licenses for such information areas, or even if it obtains such licenses, that any of the Company's titles will compete effectively against other interactive multimedia titles in general or against the titles of other publishers relating to the title areas developed or under development by the Company.

    TECHNOLOGICAL AND MARKET UNCERTAINTY. The success of electronic publishing is dependent upon the development of markets for interactive multimedia technology. Mass market acceptance of interactive multimedia technology will be determined by the strategic success of major electronics and telecommunications companies and will not be within the control of the Company. Lack of acceptance of interactive multimedia technology and the Internet in the consumer and professional medical markets will have an adverse effect on the Company's operating results. In addition, to maximize the potential market for its titles, the

Company will need to develop its information for the primary interactive multimedia platforms available to consumers at any given time.

    LEGAL PROCEEDINGS. In February 1996, an action in the District Court of Hennepin County (Minnesota) was brought by T. Randal Productions et al. against the Company and one current and two former employees. The plaintiffs make various allegations, including misappropriation of corporate opportunities and trade secrets by the Company and its employees. The plaintiffs seek an unspecified award of monetary damages, exemplary damages and royalties. The case is being scheduled for trial in the third or fourth quarter of 1997. It is management's belief that the action is totally without merit, and it is vigorously defending the action. The Company's attorneys concur in this assessment.

    In 1996, Berkshire Multimedia Group, Inc. ("Berkshire") initiated mediation regarding a dispute with the Company. Shortly after an unsuccessful mediation conference was held in September 1996, Berkshire Multimedia Group filed a demand for arbitration alleging that the Company breached its obligations under a contract. An arbitration hearing was completed in January 1997, and in February 1997 the arbitration panel awarded Berkshire $300,000. The Company recorded this as an expense in 1996.

    In March of 1996, the Company commenced an action seeking replevin of certain computer equipment leased to a former contractor, Viridis, Inc. In May of 1996, Viridis expanded the scope of the action by filing a cross-complaint against the Company, alleging that the Company breached contractual obligations and committed various torts by ending its business relationship with Viridis and seeking $10 million. The Company is vigorously contesting the allegations in the cross-complaint, and has commenced arbitration proceedings in Minnesota before the American Arbitration Association to recover advances and other payments that the Company made to Viridis. Discovery has just commenced in the above-referenced matters.

    PROTECTION OF PROPRIETARY RIGHTS. The Company regards its software as proprietary and relies primarily on a combination of copy rights, trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company is aware that unauthorized copying has occurred within the computer software industry and may occur within the CD-ROM segment of the industry. If unauthorized copying of the Company's products were to occur, the Company's operating results could be adversely affected. Also, as the number of multimedia products in the industry increases and the functionality of these products further overlaps, software developers may increasingly become subject to infringement claims. Although the Company makes reasonable efforts to ensure that its products do not violate the intellectual property rights of others, there can be no assurance that claims of infringement will not be made. Any such claims, with or without merit, can be time-consuming and expensive to defend.

    DEPENDENCE ON KEY PERSONNEL. The Company is highly dependent on its executive officers, the loss of any of whom could have an adverse effect on the future operations of the Company. The Company's success is also dependent on its ability to attract, retain and motivate highly trained technical, marketing, sales and management personnel. The interactive multimedia industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. An inability to attract, retain and motivate personnel required for the development, maintenance and expansion of the Company's activities could adversely affect its business and prospects. There can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees. The Company has an employment agreement with Joy Solomon, President and Chief Executive Officer. The Company owns "key person" life insurance in the amount of $250,000 on the life of its Chief Executive Officer.

ITEM 2.  PROPERTIES

    The Company's principal executive and administrative offices consist of approximately 20,000 square feet in an office building in Eden Prairie, Minnesota, a suburb of Minneapolis. The space is leased for a term ending in May 1999. The lease also covers approximately 2,000 square feet of storage space.

    The Company also leases space in the following locations: (1) 1,000 square feet in a building in Rochester, Minnesota for a term ending in February 1997 and (2) 790 square feet in an office building in Carlsbad, California for a term ending in May 1998.

ITEM 3.  LEGAL PROCEEDINGS

    In February 1996, an action in the District Court of Hennepin County (Minnesota) was brought by T. Randal Productions et al. against the Company and one current and two former employees. The plaintiffs make various allegations, including misappropriation of corporate opportunities and trade secrets by the Company and its employees. The plaintiffs seek an unspecified award of monetary damages, exemplary damages and royalties. The case is being scheduled for trial in the third or fourth quarter of 1997. It is management's belief that the action is totally without merit, and it is vigorously defending the action. The Company's attorneys concur in this assessment.

    In 1996, Berkshire Multimedia Group, Inc. ("Berkshire") initiated mediation regarding a dispute with the Company. Shortly after an unsuccessful mediation conference was held in September 1996, Berkshire Multimedia Group filed a demand for arbitration alleging that the Company breached its obligations under a contract. An arbitration hearing was completed in January 1997, and in February 1997 the arbitration panel awarded Berkshire $300,000. The Company recorded this as an expense in 1996.

    In March of 1996, the Company commenced an action seeking replevin of certain computer equipment leased to a former contractor, Viridis, Inc. In May of 1996, Viridis expanded the scope of the action by filing a cross-complaint against the Company, alleging that the Company breached contractual obligations and committed various torts by ending its business relationship with Viridis and seeking $10 million. The Company is vigorously contesting the allegations in the cross-complaint, and has commenced arbitration proceedings in Minnesota before the American Arbitration Association to recover advances and other payments that the Company made to Viridis. Discovery has just commenced in the above-referenced matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There was no matter submitted to the vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth, below, are the names of the executive officers of the Company as of March 7, 1997, their ages, the year first elected as an executive officer of the Company and employment for the past five years.

Name                    Age       Title
--------------------------------------------------------------------------------
Joy A. Solomon          39        President, Chief Executive Officer & Director
Charles A. Nickoloff    36        Vice President, Secretary, Acting Chief
                                  Financial Officer, & Director
Timothy J. Walsh        35        Vice President of Sales & Marketing

    Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company.

    Joy A. Solomon has been President and Chief Executive Officer since May and August 1996, respectively. From May 1995 to May 1996, she was Executive Vice President and Chief Operating Officer. Prior thereto she was Senior Vice President and General Manager. From July 1992 to June 1993, she was the Vice President of Sales and Marketing. Ms. Solomon was Vice President of Sales and Marketing for Jostens, Inc. from January 1990 to July 1992.

    Charles A. Nickoloff is a founder of the Company and has been a Vice President, Secretary and Director since operations began in February 1991. Mr. Nickoloff was also appointed as Acting Chief Financial Officer in April 1996 and has held other management positions in his six years with the Company.

    Timothy J. Walsh has been Vice President of Sales and Marketing since October 1996. Prior thereto, Mr. Walsh was the Vice President of International Operations at TRO Learning, Inc. from October 1995 to September 1996. Mr. Walsh also held various other management positions during his 10 years at that company.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock, initially offered to the public on October 6, 1993, is quoted on the NASDAQ National Market system under the symbol "IVIP."

    The following table sets forth the high and low bid quotations for the Company's Common Stock as reported by NASDAQ for the last two fiscal years.

                                  HIGH                LOW
         1996                     --------            -----------
         ---------------
         Fourth Quarter           3 7/8               2 15/16
         Third Quarter            7 3/8               1 1/8
         Second Quarter           14 3/8              5 7/8
         First Quarter            14 1/2              11 1/4

         1995
         ----------------
         Fourth Quarter           15 1/4              8 1/4
         Third Quarter            11                  6
         Second Quarter           8 1/4               4 1/2
         First Quarter            11 3/4              7 3/4

    At March 7, 1997 there were approximately 148 record holders of the Company's Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which the Company obtained from its transfer agent, there are approximately 2,400 shareholders of the Company's Common Stock, including shareholders whose stock is held either in nominee name and/or street name brokerage accounts.

    The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the near future. To date, the Company has incurred losses and presently expects to retain its future anticipated earnings to finance development of and expansion of its business. The payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.


    RECENT SALES OF UNREGISTERED SECURITIES. On November 22, 1996, 9% Convertible Subordinated Debentures in the aggregate principal sum of $3,500,000 were issued in a private placement. Investors included two executive officers and three directors of the Company, either individually or through affiliated organizations, as well as 12 other institutions or accredited individuals. For this transaction, the Company relied on Rule 505 of Regulation D as an exemption from registration because the private placement was to all accredited investors and involved in the aggregate less than $5,000,000.

    The debentures are convertible into Common Stock at a rate of $3.25 per share, and are due and payable on November 22, 1999. The Company also has the right to call and force the conversion of the Debentures if the closing sale price of the Common Stock is at least $7.50 per share for 20 consecutive trading days.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data presented below has been derived from the financial statements of the Company. For additional information, see the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF
    OPERATIONS DATA:                                  Year Ended December 31
                                    --------------------------------------------------------
                                      1996        1995        1994        1993        1992
                                      ----        ----        ----        ----        ----
Net revenue                         $  9,470   $  11,970    $  7,013    $  2,264     $   196
Cost of revenues                       5,076       6,231       2,402         580          56
                                      ------      ------      ------      ------      ------
Gross margin                           4,394       5,739       4,611       1,684         140

Cost and expenses:
    Product development                5,651       7,494      19,503       6,614       1,616
    Sales and marketing                2,705       7,473       9,694       2,586         229
    General and administrative         6,364       5,647       5,585       1,495         887
    Investment in affiliate                                    2,263
                                      ------      ------      ------      ------      ------

Loss from operations                 (10,326)    (14,875)    (32,434)     (9,011)     (2,592)

Interest income (expense), net           169         641       1,177         184         (46)
                                      ------      ------      ------      ------      ------

Net loss                             (10,157)    (14,234)    (31,257)     (8,827)     (2,638)

Preferred stock dividends               (119)        (20)
Preferred stock accretion                (60)
                                      ------      ------      ------      ------       -----
Net loss applicable to common
stock                               ($10,336)   ($14,254)   ($31,257)    ($8,827)    ($2,638)
                                    --------    --------    --------     -------     -------
                                    --------    --------    --------     -------     -------

Net loss per common share
    Primary                           ($1.36)     ($1.90)     ($4.75)     ($5.11)     ($3.41)
                                      ------      ------      ------      ------      ------
                                      ------      ------      ------      ------       -----
    Fully Diluted                     ($1.36)     ($1.90)     ($4.75)     ($2.72)     ($2.43)
                                      ------      ------      ------      ------      ------
                                      ------      ------      ------      ------      ------

                                                             December 31
                                      --------------------------------------------------------
BALANCE SHEET DATA:                    1996        1995        1994        1993       1992
                                       ----        ----        ----        ----        ---
Cash, cash equivalents and
    short-term investments           $ 3,462     $ 7,759     $20,653     $19,835     $   125
Working capital (deficiency)           3,230       8,607      20,735      19,622      (1,406)
Total assets                          13,411      18,352      32,101      22,561         750
Convertible
    subordinated debentures            3,500
Total liabilities                      8,606       3,627       5,133       1,556       1,673
Convertible redeemable
    preferred stock                    1,905       1,845                               2,089
Shareholders' equity (deficit)         2,900      12,880      26,968      21,005      (3,012)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    In 1996, the Company's strategy was to further incorporate online and cable television platforms, as well as maintain its staple platform, CD-ROMs, to further develop an integrated approach to publishing health and medical information electronically. This strategy enabled the Company to distribute its health and medical information to end users via all three platforms during 1996. In the future, the Company expects to place more emphasis on the online market while maintaining its presence in the CD-ROM and cable television markets.

ONLINE

    The online revenues recorded in 1996 related to nonrefundable advances payable to the Company under the exclusive agreement signed with AT&T in October 1995. With the discontinuance by AT&T of the AT&T Healthsite in August 1996, the Company redefined its online strategy. The Company's content that appeared on the AT&T Healthsite, plus additional content, is now available, free of charge, to anyone with Internet access. The website is currently called MAYO HEALTH O@SIS. The Company plans to generate revenue from its Internet site through the sale of site sponsorships, advertising and premium services. Inherent in this plan is the importance of increased traffic to the Company's website. To meet this goal, the Company plans to develop strategic relationships with online service providers as a means to directly link consumers to the Company's website. Towards that end a non-exclusive agreement was signed in December 1996 with CompuServe. Under this agreement, CompuServe will provide its more than 4 million members direct access to the Company's MAYO HEALTH O@SIS website. The Company also plans to have as many direct links to its website from other websites as possible. By mid-March 1997, the Company had established links to its MAYO HEALTH O@SIS website from the affiliated websites of USA Today, Blue Cross/Blue Shield - Massachusetts, America Online, and AT&T WorldNet, among others.

    The Company also licenses its content to companies that want to enhance their own website. The first such agreement was signed in September 1996 with Time Warner Cable. Under this agreement, Time Warner Cable has the non-exclusive rights to offer its "RoadRunner" online cable service customers access to the Company's digital version of THE MEDICAL ADVISOR - THE COMPLETE GUIDE TO ALTERNATIVE & CONVENTIONAL TREATMENTS, a definitive medical guidebook, developed in collaboration with Time Life, Inc. Another agreement was signed in January 1997 with Oxford Health Plans whereby Oxford obtained the non-exclusive rights to the digital version of THE MEDICAL ADVISOR to offer its plan members via the Internet.

CABLE TELEVISION

    In 1994, the Company made an investment in America's Health Network ("AHN"), a cable television network that began broadcasting on March 25, 1996. In May 1995, the Company signed an agreement to provide content to AHN. Under this agreement, the Company receives a fee for the production of content used by AHN during its daily broadcast schedule. Additionally, subject to the Company's ability to deliver health and medical content in accordance with the terms of the agreement, the Company is to be paid a minimum of $11,000,000 in royalties over the life of the agreement which extends through March 25, 2001. In 1996, the Company recognized $1,972,000 of cable television royalty revenues from the agreement with AHN. In addition, there was revenue recognized for the production of digital assets which was included in the Company's contract development revenue. If AHN achieves its revenue forecasts for the first five years of operations, the Company could earn additional royalties based on a percentage of AHN's revenues.

CD-ROM

    In 1996, the Company focused its CD-ROM efforts on its family health reference CD-ROM titles. In September 1996, TAKING CONTROL OF YOUR HEALTH, the electronic version of THE MEDICAL ADVISOR , was released. Also in September, the Company began selling the MAYO CLINIC ULTIMATE MEDICAL GUIDE, which is the MAYO CLINIC FAMILY HEALTH BOOK and the MAYO CLINIC FAMILY PHARMACIST discs
packaged as a single unit.   Although the Company's strategy calls for
additional focus on the online market, the Company will continue to publish its flagship CD-ROM reference titles.


RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996, AND DECEMBER 31, 1995

    Net revenues were $9,470,000 in 1996 compared to $11,970,000 in 1995. The decrease of $2,500,000 was principally the result of a decrease in CD-ROM revenues. This decrease stemmed from increased competition for retail shelf space, which led to price erosion. Additionally, the Company's distribution agreement with Davidson resulted in a lower net sales price to the Company on products sold by Davidson. Per unit OEM revenues also decreased due to market conditions. Online revenues remained constant, while cable television revenues increased as a result of the license agreement with AHN.

    Gross margin as a percentage of net revenues was 46% in 1996 compared to 48% in 1995. The slight reduction in gross margin percentage was due to lower gross margins realized on CD-ROM retail sales due to price erosion.

    Operating expenses in 1996 were $14,720,000 compared to $20,614,000 in 1995, a reduction of $5,894,000 or 28.6%. This was a result of the Company's efforts to streamline operating expenses throughout 1996.

    Product development expenses decreased in 1996 to $5,651,000 from $7,494,000 in 1995, or 24.6%. The decrease was due to fewer CD-ROM titles being developed combined with management's efforts to reduce costs. In the future, the Company plans to concentrate development efforts on its online distribution methods, as well as updating its family reference CD-ROMs.

    Sales and marketing expenses were $2,705,000 in 1996 compared to $7,473,000 in 1995. The decrease of 63.8% is primarily a result of the delegation of retail product distribution to Davidson in September of 1995. Additionally, there were fewer CD-ROM titles in 1996 than in 1995, which contributed to reduced marketing expenses. In 1997, the Company expects sales and marketing expenses to continue to decline due to concentration on fewer titles.

    General and administrative expenses were $6,364,000 in 1996 compared to $5,647,000 in 1995. The overall increase of 12.7% was due to special charges incurred in the third and fourth quarters. These charges included $978,000 related to the downsizing of facilities and personnel. Additionally, there was a write-off of a $836,000 receivable to bad debt expense. Finally, in the fourth quarter, there was a special charge of $300,000 due to an adverse arbitration award. Excluding these special charges, the resulting decrease in general and administrative expenses was the result of management's efforts to streamline operating costs, efforts which are expected to continue in 1997.

    Net interest income was $169,000 in 1996 compared to $641,000 in 1995. The decrease was due to lower cash balances.

YEARS ENDED DECEMBER 31, 1995, AND DECEMBER 31, 1994

    Net revenues were $11,970,000 in 1995 compared to $7,013,000 in 1994. The increase of $4,957,000 over 1994's revenues was principally the result of $1,637,000 of contract development revenue, $1,000,000 of revenue related to the cable television license agreement with AHN, and $1,000,000 of revenue from the online license agreement with AT&T. CD-ROM revenues of $8,333,000 represented an increase of $1,320,000, or 18.8%, over 1994. This increase was a combination of an increase in OEM and international revenues offset by a decrease in sales into retail channels. Retail sales in 1995 were lower than 1994 principally due to having less products to distribute in 1995 and higher than anticipated returns and pricing adjustments on children's and affiliated label products.

    Gross margin as a percentage of net revenues was 48% in 1995 compared to 66% in 1994. The reduction in gross margin percentage was due to several factors including:

    1. Contract development revenues of $1,637,000 generated margins of only 5%; and

    2. Consumer retail sales generated margins of only 24% in 1995 due principally to higher-than-anticipated returns, provisions for obsolete inventory, and price erosions caused by severe competition for shelf space. In addition, the Company's distribution agreement with Davidson resulted in a lower net sales price to the Company on products sold by Davidson.

    Operating expenses in 1995 were $20,614,000 compared to $37,045,000 in 1994, a reduction of $16,431,000 or 44.3%. The Company made a substantial investment in 1994 related to the acquisition of content, development of technology, creation of 23 new CD-ROM titles and the launch of titles into the retail market place.

    Product development expenses decreased in 1995 to $7,494,000 from $19,503,000 in 1994, or 61.6%. The decrease was due to fewer CD-ROM titles being developed and substantially lower title acquisition costs in 1995 as compared to 1994.

    Sales and marketing expenses were $7,473,000 in 1995 compared to $9,694,000 in 1994. The decrease of 22.9% was primarily a result of fewer new products being introduced in 1995 and the delegation of retail product distribution to Davidson in September 1995.

    General and administrative expenses were $5,647,000 in 1995 compared to $5,585,000 in 1994.

    Net interest income was $641,000 in 1995 compared to $1,177,000 in 1994. The decrease was due to lower cash balances.

LIMITATION ON USE OF NET OPERATING LOSS AND OTHER TAX CREDIT CARRYFORWARDS

    At December 31, 1996, the Company had available net operating loss carryforwards of approximately $57,634,000 and available research and development credits of approximately $326,000 for federal income tax purposes. The Company incurred "ownership changes," pursuant to regulations currently in effect under Internal Revenue Code Section 382, as a result of sales of the Company's Preferred Stock in 1992 and 1993. Therefore, the Company estimates that the use of approximately $2,900,000 of losses incurred prior to the changes in ownership available to offset future taxable income will be limited to approximately $900,000 per year during the years 1997 through 2000. The balance of the net operating loss carryforwards of $54,734,000 and the credits expire at various times through 2011. The research and development credits will also be subject to limitations under the regulations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents at December 31, 1996 totaled $3,462,000. The Company used $8,253,000 of cash in operating activities in 1996, related primarily to losses incurred in 1996. There was $3,737,000 of cash provided by financing activities. This was primarily due to the issuance of $3,500,000 of 9% Convertible Subordinated Debentures. The Company received $3,325,000 in cash subsequent to debt issue costs.

    The Company has certain lease, royalty, and other commitments in 1997 in the amounts of $1,427,000, $707,000 and $250,000, respectively.

    The Company believes that its current working capital and anticipated operating cash flows will be sufficient to fund its operations through December 31, 1997. These assumptions are based on the Company maintaining costs and significantly increasing revenues. The increase in revenues is expected to come from the sale of site sponsorships, advertising, and premium services on the Company's website. Any material reduction in the projected revenues would likely require the Company to seek additional equity or debt financing. There is no assurance that such financing will be available or, if available, whether the financial terms would be reasonable.

    The Company has a significant asset that represents the capitalization of costs paid, net of royalties received, to Time Life, Inc. for the development of THE MEDICAL ADVISOR, the print version of TAKING CONTROL OF YOUR HEALTH. The Company is amortizing this asset as royalties on sales of the print version are received from Time Life, Inc. There are certain risks and uncertainties in assuming that the sales volume of the print version will be sufficient to fully amortize this asset, however, based on management's review of this asset's value as of December 31, 1996, there was no impairment. Management will review the asset's valuation for impairment on a quarterly basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company for the year ended
           December 31, 1996,  begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

(a) Directors of the Registrant.

    The information under the caption "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days of the fiscal year covered by this Report is incorporated herein by reference.

(b) Executive officers of the Registrant.

    Information concerning Executive Officers of the Company is included in this Report at the end of Part I, "Executive Officers of the Registrant."

(c) Compliance with 16 (a) of the Securities Exchange Act of 1934.

    The information under the caption "Compliance with Sections 16(a) of the Exchange Act" in the Company's 1997 Proxy Statement is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

    The information under the caption "Executive Compensation" and "Compensation of Directors" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


    The information under the caption "Security Ownership Of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the caption "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)    The following consolidated financial statements of IVI
Publishing, Inc. are included in this Report:
                                                                            Page
                                                                            ----

    Report of the Independent Auditors . . . . . . . . . . . . . . . . . . .F-1
    Balance Sheets as of December 31, 1996 and 1995. . . . . . . . . . . . .F-2
    Statements of Operations for the years ended December 31, 1996, 1995, and 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-3
    Statements of Cash Flow for the years ended December 31, 1996, 1995, and 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-4
    Statements of Shareholders' Equity for the years ended
         December 31, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . .F-5
    Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . .F-6

    (a)(2) The following consolidated financial statement schedule of IVI Publishing, Inc. required by Item 14(d) is included in a separate section of this Report following the financial statements:

    II.  Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . .S-1

    All other schedules to the financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

    (a)(3)    LISTING OF EXHIBITS

    The Exhibits required to be a part of this Report are listed in the Index to Exhibits which follows the Financial Statement Schedule.

    (b)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 1996. However, a Form 8-K, dated February 23, 1996, was filed to report a lawsuit filed against the Company by T. Randal Productions and T. R. Partnership. A Form 8-K was filed on August 14, 1996, to report that AT&T was discontinuing the AT&T Healthsite and that the Company had entered into an agreement with AT&T to provide health and medical related content for that site.

    (c)  EXHIBITS

    Included in Item 14(a)(3) above.

    (d)  FINANCIAL STATEMENT SCHEDULES

    Included in Item 14(a)(2) above.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the 28th day of March 1997.

                                       IVI PUBLISHING, INC.

                                       By:       /s/Joy A. Solomon
                                            -----------------------------------
                                                 Joy A. Solomon
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


        Signature                   Title                           Date
        ---------                   ----                            ----
/s/ Joy A. Solomon      President, Chief Executive Officer
----------------------- and Director                            March 28, 1997
Joy A. Solomon          (Principal Executive Officer)



/s/Charles A. Nickoloff Vice President
----------------------- Acting Chief Financial Officer
Charles A. Nickoloff    and Director                            March 28, 1997
                        (Principal Financial
                        and Accounting Officer)

            *           Chairman of the Board
-----------------------
Timothy I. Maudlin

            *           Director
-----------------------
Alan D. Frazier

            *           Director
-----------------------
Ronald E. Eibensteiner

           *            Director
-----------------------
Nicholas C. Bluhm

*By:           /s/ Charles A. Nickoloff                         March 28, 1997
       -----------------------------------------------
       (Charles A. Nickoloff, Attorney-In-Fact)

* Charles A. Nickoloff, pursuant to the Powers of Attorney executed by each of the directors above whose name is marked by a "*," by signing his name hereto does hereby sign and execute this Report on behalf of each of the directors in the capacities in which the names of each appear above.

                          REPORT OF THE INDEPENDENT AUDITORS



The Board of Directors and Shareholders
IVI Publishing, Inc.

    We have audited the accompanying balance sheets of IVI Publishing, Inc. as of December 31, 1996 and 1995, and the related statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IVI Publishing, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                      ERNST & YOUNG LLP



Minneapolis, Minnesota
February 11, 1997

                                 IVI PUBLISHING, INC.
                                    BALANCE SHEETS
                                    (In Thousands)

                                                                December 31
                                                       ------------------------
                                                          1996           1995
                                                       ---------      ---------
ASSETS
Current assets:
    Cash and cash equivalents                            $3,462         $7,759
    Accounts receivable, net of allowances
       for returns and doubtful accounts of
      $277 in 1996 and $753 in 1995                       4,134          3,208
    Inventories                                             155            821
    Other current assets                                    585            446
                                                       ---------      ---------
Total current assets                                      8,336         12,234

Furniture and equipment:
    Computers and software                                4,583          4,599
    Office equipment                                      1,546          1,946
    Leasehold improvements                                  683            797
                                                       ---------      ---------
                                                          6,812          7,342
    Accumulated depreciation                             (3,622)        (2,524)
                                                       ---------      ---------
                                                          3,190          4,818
Long-term receivables and other assets                    1,885          1,300
                                                       ---------      ---------

TOTAL ASSETS                                            $13,411        $18,352
                                                       ---------      ---------
                                                       ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
    Accounts payable                                     $3,635         $2,363
    Other accrued expenses                                1,471          1,264
                                                       ---------      ---------
Total current liabilities                                 5,106          3,627


Convertible subordinated debentures                       3,500

Convertible redeemable preferred stock                    1,905          1,845
    (redemption Value of $2,000)

Shareholders' equity:
    Common stock, $.01 par value:
     Issued and outstanding shares - 7,612
      and 7,525  at December 31, 1996
      and 1995, respectively                                 76             75
     Paid-in capital                                     70,453         70,277
     Accumulated deficit                                (67,629)       (57,472)
                                                       ---------      ---------
Total shareholders' equity                                2,900         12,880
                                                       ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $13,411        $18,352
                                                       ---------      ---------
                                                       ---------      ---------

See accompanying notes.

                                 IVI PUBLISHING, INC.
                               STATEMENTS OF OPERATIONS
                        (In Thousands, Except Per Share Data)

                                                  Year Ended December 31
                                        ---------------------------------------
                                           1996           1995           1994
                                        ---------      ---------      ---------

Net revenues                              $9,470        $11,970         $ 7,013
Cost of revenues                           5,076          6,231           2,402
                                        ---------      ---------      ---------
Gross margin                               4,394          5,739           4,611


Operating expenses:
    Product development                    5,651          7,494         19,503
    Sales and marketing                    2,705          7,473          9,694
    General and administrative             6,364          5,647          5,585
    Investment in affiliate                                              2,263
                                        ---------      ---------      ---------
Loss from operations                     (10,326)       (14,875)       (32,434)


Net interest income                          169            641          1,177
                                        ---------      ---------      ---------
Net loss                                 (10,157)       (14,234)       (31,257)


Preferred stock dividends                   (119)           (20)
Preferred stock accretion                    (60)
                                        ---------      ---------      ---------
Net loss applicable to common stock     ($10,336)      ($14,254)      ($31,257)
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------

Net loss per common share                 ($1.36)        ($1.90)        ($4.75)
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------

Weighted average number of
common shares outstanding                  7,580          7,484          6,583
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------


    See accompanying notes.

                                 IVI PUBLISHING, INC.
                               STATEMENTS OF CASH FLOW
                                    (In Thousands)

                                                                       Year Ended December 31
                                                            ---------------------------------------
                                                               1996           1995           1994
                                                            ---------      ---------      ---------
Operating activities:
    Net loss                                                ($10,157)      ($14,234)      ($31,257)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
       Depreciation                                            1,409          1,403            815
       Stock issued for license and publishing agreements                                    2,783
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable             (926)           240         (2,483)
         Decrease (increase) in inventories                      666            363           (249)
         (Increase) decrease in other current assets            (139)           137         (1,140)
         Increase in other long-term assets                     (585)          (365)          (935)
         Increase (decrease) in accounts payable               1,272         (1,750)         3,005
         Increase in other accrued liabilities                   207            224            572
                                                            ---------      ---------      ---------
    Net cash used in operating activities                     (8,253)       (13,982)       (28,889)

Investing activities
    Net furniture and equipment disposals (additions)            219           (923)        (4,730)
    Purchase of short-term investments                                       (4,388)       (37,976)
    Maturity of short-term investments                                       22,218         33,000
                                                            ---------      ---------      ---------
    Net cash provided by (used in) investing activities          219         16,907         (9,706)


Financing activities:
    Net proceeds from issuance of common stock                                              34,412
    Net proceeds from issuance of convertible
           redeemable preferred stock                                         1,845
    Preferred stock dividends paid                              (119)
    Proceeds from exercised stock options                        356            166             25
    Proceeds from issuance of long-term debt                   3,500
                                                            ---------      ---------      ---------
    Net cash provided by financing activities                  3,737          2,011         34,437

Net (decrease) increase in cash and cash equivalents          (4,297)         4,936         (4,158)
Cash and cash equivalents at beginning of period               7,759          2,823          6,981
                                                            ---------      ---------      ---------
Cash and cash equivalents at end of period                    $3,462         $7,759         $2,823
                                                            ---------      ---------      ---------
                                                            ---------      ---------      ---------

See accompanying notes.

                                 IVI PUBLISHING, INC.
                         STATEMENTS OF SHAREHOLDERS' EQUITY
                                    (In Thousands)

                                    Common                      Additional                           Total
                                    Shares          Common       Paid-In      Accumulated       Shareholders'
                                 Outstanding        Stock        Capital        Deficit             Equity
                                 -----------       --------     ----------    -----------       -------------
BALANCE AT DECEMBER 31, 1993          5,075            $51        $32,935       ($11,981)            $21,005

Issuance of common stock
 in public offering                   2,070             21         34,391                             34,412

Issuance of common stock
 for publishing agreements              310              3          2,780                              2,783

Issuance of common stock
 through exercise of options             23                            25                                 25

Net loss                                                                         (31,257)            (31,257)
                                 -----------       --------     ----------    -----------       -------------

BALANCE AT DECEMBER 31, 1994          7,478             75         70,131        (43,238)             26,968

Issuance of common stock
 through exercise of options             46                           166                                166

Dividends on convertible
 redeemable preferred stock
 ($.01 per share)                                                    (20)                               (20)

Net loss                                                                         (14,234)            (14,234)
                                 -----------       --------     ----------    -----------       -------------

BALANCE AT DECEMBER 31, 1995          7,524             75         70,277        (57,472)             12,880

Issuance of common stock
 through exercise of options             88              1            355                                356

Dividends on convertible
 redeemable preferred stock
 ($.06 per share)                                                    (119)                              (119)

Preferred stock accretion                                             (60)                               (60)

Net loss                                                                         (10,157)            (10,157)
                                 -----------       --------     ----------    -----------       -------------

BALANCE AT DECEMBER 31, 1996          7,612            $76        $70,453       ($67,629)             $2,900
                                 -----------       --------     ----------    -----------       -------------
                                 -----------       --------     ----------    -----------       -------------


See accompanying notes.

                                 IVI PUBLISHING, INC.
                          NOTES TO THE FINANCIAL STATEMENTS
                                  DECEMBER 31, 1996


NOTE 1.  BUSINESS ACTIVITY

FORMATION OF THE BUSINESS

IVI Publishing, Inc. (the Company), which was founded in 1990 and commenced operations in early 1991, is engaged in a single business consisting of electronic publishing of health and medical information in interactive multimedia formats. The Company's revenues are primarily generated in the United States.

MANAGEMENT'S PLANS CONCERNING CASH FLOW AND ONGOING OPERATIONS

The Company has experienced recurring losses from operations and has generated an accumulated deficit from inception through December 31, 1996 of $67,620. These conditions give rise to the question about the Company's ability to generate positive cash flow and fund operations. The Company believes that its current working capital and anticipated operating cash flows will be sufficient to fund its operations through December 31, 1997. These assumptions are based upon the Company maintaining expenses at current levels and increasing revenues from the sale of site sponsorships and advertising and premium services on the Company's website. Any material reduction in projected revenues will require the Company to seek additional equity or debt financing or substantially reduce the Company's expense structure through certain reductions in personnel, marketing and promotion, and other areas. There is no assurance that equity or debt financing will be available or, if available, whether the financial terms would be reasonable. The Company believes that, if necessary , it will be able to continue to meet its ongoing financial obligations and operate through December 31, 1997 solely by reducing its current expense level through certain reductions in personnel, marketing and promotion, and other areas.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STATEMENT OF CASH FLOWS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1996, cash and cash equivalents consisted principally of a United States Government security money market fund which is considered available for sale.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful life of the assets.

PRODUCT DEVELOPMENT COSTS

Product development costs consist principally of compensation to Company employees, interactive design costs paid to outside consultants, travel and supplies. Product development also includes costs incurred related to the acquisition of content under license and publishing agreements. Costs related to research, design and development of products are charged to product development expenses as incurred. Under Statement of Financial Accounting Standards No. 86 (SFAS No. 86), software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. The Company has not capitalized any software development costs since such costs meeting the requirements of SFAS No. 86 have not been significant.


REVENUE RECOGNITION

The Company's revenues consist of product sales and licensing revenue, contract development revenue, fees relating to the licensing of its content for use on cable television, and fees for online services.

Product sales and licensing revenues are made up of retail distribution sales, direct mail sales, and product sales and royalties on licenses to original equipment manufacturers (OEM's). These revenues are recognized upon shipment of the product or when the Company's obligations under the licensing agreements are complete. Allowances for returns are recorded at the time revenue is recognized.

Contract development revenue is generated through the use of the Company's personnel and facilities for the creation of custom multimedia products. This revenue is recognized by contract on a percentage-of-completion basis or at a specific hourly rate, depending on the terms of the contract.

Revenues are generated through the licensing of the Company's health and medical content for use on cable television channels. The Company recognizes revenue under its cable television agreement with AHN, ratably over the life of the contract. (See Note 11).

Revenues were also generated through the Company's online agreement with AT&T. These revenues were nonrefundable advances payable to the Company under the exclusive agreement signed with AT&T. They were recognized as they were earned. (See Note 12).

Revenues for each of the three years ended December 31, 1996, 1995 and 1994 are as follows:

                                1996                1995                1994
                            -----------        ------------        ------------

Product Sales                $5,152,000          $8,333,000          $7,013,000
Contract Development          1,346,000           1,637,000
Cable Television              1,972,000           1,000,000
Online                        1,000,000           1,000,000
                            -----------        ------------        ------------

Total Net Revenues           $9,470,000         $11,970,000          $7,013,000
                            -----------        ------------        ------------
                            -----------        ------------        ------------

Net sales to one OEM manufacturer in 1996 totaled $1,394,000. Additionally, in 1996, $2,347,000 of revenue was recognized from the Company's content agreement with AHN, and $1,000,000 of revenue was recognized from the Company's online content agreement with AT&T.

No individual customer accounted for 10% of total net revenues in 1995.

Net revenues from sales to four major distributors in 1994 totaled $4,791,000 and ranged from $1,013,000 to $1,459,000 per distributor. Also, in 1994, $924,000 of revenue was recognized from a license agreement with an international distributor for the distribution of the Company's products into Europe.

INVENTORIES

All inventories are stated at the lower of cost (first-in, first-out method) or market and consist of packaging supplies and finished goods.

ADVERTISING COSTS

The Company's policy is to expense advertising costs as they are incurred. Advertising costs were $556,000, $1,732,000, and $3,260,000 for 1996, 1995, and
1994, respectively.

INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Certain income and expense items are recognized for financial reporting purposes and for income tax purposes in different periods.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation for all periods as their effect is anti-dilutive.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION"(Statement 123). Statement 123 provides for fair value accounting using option valuation models that were not developed for use in valuing stock options. (See Note 8).

RECLASSIFICATIONS

Certain amounts for 1995 have been reclassified to conform with the 1996 financial statement presentation.


NOTE 3.  OTHER ASSETS

In 1994, the Company entered into an agreement with Time Life, Inc. ("Time Life") pursuant to which the Company agreed to pay Time Life for the development of a comprehensive home health reference guide. In exchange, the Company receives royalty payments in the amount of 5% of Time Life's net revenue from the sale of the print version of the product. At December 31, 1996 and 1995, the Company recorded an asset of $1,778,000 and $1,300,000, respectively, which represents the Company's quarterly installments to Time Life. The 1996 balance is recorded net of royalty payments received from Time Life and includes $400,000 in payments that were due at December 31, 1996 and recorded in accrued expenses. The Company's policy is to amortize this asset over the period that revenues are recognized. There are certain risks and uncertainties in assuming that the sales volume of the print version will be sufficient to fully amortize this asset. However, based on management's review of this asset's value as of December 31, 1996, there was no impairment. Management will review the asset's valuation for impairment on a quarterly basis.


NOTE 4.  OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

                                                    1996                1995
                                               ------------       -------------

         Royalties                                 $993,000            $872,000
         Arbitration loss                           300,000
         Compensation                                15,000             231,000
         Other                                      163,000             161,000
                                               ------------       -------------

         Total                                   $1,471,000          $1,264,000
                                               ------------       -------------
                                               ------------       -------------

NOTE 5.  COMMON STOCK

As of December 31, 1996 and 1995 the Company has 30,000,000 shares of $.01 par value stock authorized, of which 20,000,000 shares have been designated as Common Stock, 2,000 have been designated as 6% Series A Convertible Redeemable Preferred Stock, and 9,998,000 shares are undesignated.


NOTE 6.  LONG-TERM DEBT

In November 1996, the Company issued $3,500,000 of 9% Convertible Subordinated Debentures ($3,325,000 net of debt issue costs) to finance future operating expenses. These debentures, which are convertible into common stock at the option of the holder, at a rate of $3.25 per share, are due and payable on November 22, 1999. The Company also has the right to call the debentures and force a conversion through November 22, 1999 provided that the closing sale price of the Company's Common Stock is equal to or exceeds $7.50 per share for twenty consecutive trading days immediately prior to notifying the debenture holders of the call. The debentures are secured by all of the Company's tangible and intangible assets, except the Company's equity interest in America's Health Network. On December 31, 1996, the estimated fair value of the Convertible Subordinated Debentures approximates the recorded amount.

NOTE 7.  CONVERTIBLE REDEEMABLE PREFERRED STOCK

In 1995, the Company issued 2,000 shares of 6% Series A Convertible Redeemable Preferred Stock for $2,000,000 ($1,845,000 net of brokerage expenses) to Davidson & Associates, Inc., ("Davidson") a distributor of multimedia educational and entertainment software. The Preferred Stock is convertible into Common Stock at a rate of $11.21 per share at any time. The non-voting Preferred Shares rank senior to the Company's Common Stock, and entitle Davidson to annual dividends. They also contain a redemption provision whereby Davidson has the right to redeem the stock at face value in November 1998, the third anniversary of the stock's issuance. The carrying value of the Preferred Stock approximates its fair value at December 31, 1996, and is being accreted ratably to its redemption value through November 1998.

NOTE 8.  STOCK OPTIONS AND WARRANTS

The Company has adopted the 1991 Stock Option Plan (the "Plan") for its employees. The Plan, which is administered by the Board of Directors, permits the Company to grant stock options for the purchase of Common Stock.

The Plan provides for the granting of Incentive Stock Options (ISO's) and Non-Qualified Options. In the case of ISO's, the exercise price shall not be less than the fair market value per share of the Common Stock on the date of grant. In the case of Non-Qualified Options, the exercise price shall not be less than 85% of the fair market value per share on the date of grant. Options generally expire nine to ten years from the date of grant.

In 1994, the Company's shareholders adopted a Director Stock Option Plan pursuant to which current non-employee directors are eligible to receive options to purchase shares of the Company's common stock at the market price on the date of grant. There were 200,000 shares reserved in 1996 which are subject to shareholder approval.

Activity in the plans is as follows:



                                                                 Option            Weighted-
                                              Shares             Shares          Average Price
                                             Reserved         Outstanding          Per Share
                                           -----------       -------------       -------------
TOTAL OUTSTANDING AT DECEMBER 31, 1993          19,000             646,000           $10.90
Options Reserved                               800,000
Options Granted                               (443,000)            443,000           $22.76
Options Exercised                                                  (23,000)          $ 1.10
Options Canceled                                37,000             (37,000)          $25.07
                                           -----------       -------------
TOTAL OUTSTANDING AT DECEMBER 31, 1994         413,000           1,029,000           $15.72
Options Granted                               (467,000)            467,000           $11.04
Options Exercised                                                  (46,000)          $ 3.59
Options Canceled                               543,000            (543,000)          $19.72
                                           -----------       -------------
TOTAL OUTSTANDING AT DECEMBER 31, 1995         489,000             907,000           $11.53
Options Reserved                               200,000
Options Granted                               (582,000)            582,000           $ 4.98
Options Exercised                                                  (88,000)          $ 4.06
Options Canceled                               461,000            (461,000)          $13.24
                                           -----------       -------------
TOTAL OUTSTANDING AT DECEMBER 31, 1996         568,000             940,000           $ 7.34
                                           -----------       -------------
                                           -----------       -------------


At December 31, 1996, 1995 and 1994, options to purchase 602,000, 557,000 and 471,000 shares were exercisable, respectively. Exercise prices for the options outstanding as of December 31, 1996 range from $1.00 to $17.75.

The following table summarizes information about the stock options outstanding at December 31, 1996:

                        Options Outstanding               Options Exercisable

              ----------------------------------------  -----------------------
                             Weighted-
                              Average         Weighted                Weighted-
Range of                     Remaining         Average                 Average
Exercise        Number      Contractual       Exercise     Number     Exercise
Prices       Outstanding       Life            Price    Exercisable     Price
-------------------------------------------------------------------------------
 $1.00 - 3.59  448,000        9 years          $2.78      166,000       $2.54
         7.00  183,000        8 years          $6.57      168,000       $6.53
        13.12  133,000        9 years         $10.52       97,000      $10.83
        17.75  176,000        8 years         $16.64      171,000      $16.70
               -----------------------------------------------------------------
$1.00 - 17.75  940,000      8.6 years          $7.69      602,000       $9.01


At December 31, 1996 the Company had warrants outstanding to purchase 559,760 shares of Common Stock at prices ranging from $3.25 per share to $30.94 per share, expiring from 1997 through 2000. The warrants were generally issued to underwriters and investment bankers for services performed in connection with several of the Company's financing transactions. In addition the Company has outstanding warrants which were granted to AT&T. (See Note 12).

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995:

                                                 1996         1995
                                              --------      -------
         Risk-free interest rate                 6.21%        5.37%
         Dividend yield                             0%           0%
         Volatility factor                        .726         .613
         Weighted-average expected life        5 years      5 years


The Black-Scholes option valuation model was developed for use in estimating the fair value traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                         1996           1995
                                                     -----------    -----------
Net loss applicable to common stock- pro forma       $10,562,000    $14,378,000
Net loss per common share - pro forma                      $1.39          $1.92
Weighted average fair value of options granted
   during the year                                         $2.99          $6.15

Because the Statement provides for pro forma amounts for options granted beginning in 1995, the pro forma expense will likely increase in future years as new option grants become subject to the pricing model.

NOTE 9.  COMMITMENTS

The Company leases office space under agreements accounted for as operating leases. The agreements expire at various times through 1999. Gross rent expense, including charges for monthly operating costs, was $1,433,000, $1,287,000, and $1,147,000 for 1996, 1995 and 1994, respectively. The Company has subleased certain facilities to various tenants in 1995 and 1996 under non-cancelable operating leases expiring in 1999. The Company also has several license agreements which require minimum annual royalty payments. Scheduled minimum lease commitments, annual royalty payments and other commitments are as follows:

                                                  Royalty         Other
                                Lease            Payments      Commitments
                             ----------         ----------     -----------
          1997               $1,427,000         $  707,000      $250,000
          1998                1,562,000            403,000
          1999                  751,000            313,000
          2000                                     100,000
          2001                                     100,000
    Thereafter                                     180,000
                             ----------         ----------     -----------
                              3,740,000          1,803,000       250,000
    Less Sublease
         Rental Income       (2,120,000)
                             ----------         ----------     -----------
    Total                    $1,620,000         $1,803,000      $250,000
                             ----------         ----------     -----------
                             ----------         ----------     -----------

NOTE 10. INCOME TAXES

At December 31, 1996 the Company has net operating loss carryforwards of $57,634,000 for income tax purposes and unused research and development credits of $326,000 which expire at various times through 2011. For financial reporting purposes, a valuation allowance has been recognized to completely reserve for the deferred tax assets related to those carryforwards. The reserve has been established because of the uncertainty of future taxable income which is necessary to realize the benefits of the net operating loss carryforwards.

As a result of the sale of Preferred Stock in January 1992 and June 1993, the Company experienced an ownership change under the net operating loss limitation rules of the Internal Revenue Code. The use of losses of approximately $2,900,000, and research and development credits incurred through the change in ownership dates to offset future income will be limited to approximately $900,000 per year during the years 1997 through 2000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Components of the Company's deferred tax assets and liabilities are:

                                                        December 31
                                                --------------------------
                                                    1996           1995
                                                -----------    -----------
DEFERRED TAX ASSETS:
Accrued expenses and allowances                 $ 2,649,000    $ 2,823,000
Stock issued for license agreements               1,351,000      1,462,000
Research and development credits                    326,000        326,000
Net operating loss carryforward                  23,054,000     18,855,000
                                                -----------    -----------
                                                 27,380,000     23,466,000
DEFERRED TAX LIABILITIES:
Depreciation                                        186,000        244,000
                                                -----------    -----------
                                                    186,000        244,000
                                                -----------    -----------
Net deferred tax assets
    before valuation allowance                   27,194,000     23,222,000
Less valuation allowance                        (27,194,000)   (23,222,000)
                                                -----------    -----------
NET DEFERRED TAX ASSETS                         $   -0-        $   -0-
                                                -----------    -----------
                                                -----------    -----------

NOTE 11. INVESTMENT IN AMERICA'S HEALTH NETWORK

In March 1994, the Company acquired an equity position in America's Health Network ("AHN"), a health information cable television network that combines live programming with medical consumer product sales. The network launched on March 25, 1996.

In the first quarter of 1994, the Company expensed its entire investment of $2,000,000 along with the related investment banking fees of approximately $263,000. This approach to the investment was made on the basis that the invested amounts are not assured of recoverability through future revenue streams. As of December 31, 1996 and 1995, the Company's underlying equity in its investment in AHN was $650,000 and $507,000 based on 8% and 17% of AHN's net assets, respectively. However, because the Company expensed its investment, its equity in AHN's net assets is not recognized in the balance sheet.

In May, 1995 the Company entered into a content and royalty agreement with AHN. Under the agreement the Company is licensing its multimedia content to AHN from the date of the agreement until March 25, 2001, 5 years from the date the cable television network launched. The Company will receive a minimum of $11,000,000 in licensing royalties over the life of the agreement. This revenue is being recognized ratably over the term of the agreement. AHN has also agreed to pay the Company to produce the content at a rate of cost plus 15%. Revenue from the production of content will be recognized as the content is produced. Additionally, if AHN achieves its revenue forecasts for the first five years of operations, the Company could earn additional royalties based on a percentage of AHN's revenues. The Company recorded $1,972,000 and $1,000,000 in license royalty revenue in 1996 and 1995, respectively. At December 31, 1996 the Company has a receivable of $1,972,000 with scheduled payments in 1997. The Company believes this asset is recoverable based on the financial condition and projected revenues of AHN.

NOTE 12. AGREEMENT WITH AT&T

In October, 1995 the Company entered into a four year agreement with AT&T whereby the Company agreed to provide content for AT&T's HealthSite, a division of AT&T's Personal Online Service ("POS"), in exchange for guaranteed revenues. In August 1996, AT&T discontinued the HealthSite, and subsequently discontinued POS. The Company received the 1996 guaranteed revenue payment of $1,000,000 from AT&T.

AT&T was granted and still holds warrants to purchase up to 20% of the Company's Common Stock at a price of $14 per share. These warrants expire on March 31, 1997.

NOTE 13. BENEFIT PLAN

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Plan allows eligible employees to make contributions up to the maximum amount provided under the Code. The Company may also make a discretionary contribution to the Plan. No such contributions have been made by the Company.

NOTE 14. SIGNIFICANT NONCASH TRANSACTIONS

In 1994, the Company expanded its publishing and licensing agreements with two of its major content partners. The agreements involved issuing a total of 310,000 restricted shares of the Company's common stock to its partners as payment for the agreements. The Company expensed the estimated value of these restricted common shares, $2,783,000 in the third quarter of 1994. The Company views these costs as similar to product development costs.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company subleased approximately 20,000 square feet of its Eden Prairie office space to Reality Interactive, Inc. in November of 1996. Reality Interactive, Inc. and the Company share a common Board member.

During 1996, two officers of the Company participated in the Company's debt offering. The total amount of debt issued by the Company to these individuals was $120,000. Additionally, three directors of the Company participated in the debt offering, either individually or through affiliated organizations. The total amount of debt issued by the Company to these individuals and organizations was $550,000.

At December 31, 1996, the Company had a note receivable of $229,000 from an officer of the Company. During 1996, the officer resigned from the Company and the note receivable will be used to off-set future contract consulting fees.

During 1994, the Company entered into an agreement with a shareholder whereby the shareholder acted as the Company's financial advisor and agent in connection with the investment in America's Health Network. The shareholder received $250,000 at the consummation of the transaction. In addition the same shareholder received $200,000 of consulting fees in 1994.

NOTE 16. LEGAL PROCEEDINGS

    In February 1996, an action in the District Court of Hennepin County (Minnesota) was brought by T. Randal Productions et al. against the Company and one current and two former employees. The plaintiffs make various allegations, including misappropriation of corporate opportunities and trade secrets by the Company and its employees. The plaintiffs seek an unspecified award of monetary damages, exemplary damages and royalties. The case is being scheduled for trial in the third or fourth quarter of 1997. It is management's belief that the action is totally without merit, and it is vigorously defending the action. The Company's attorneys concur in this assessment.

    In 1996, Berkshire Multimedia Group, Inc. ("Berkshire") initiated mediation regarding a dispute with the Company. Shortly after an unsuccessful mediation conference was held in September 1996, Berkshire Multimedia Group filed a demand for arbitration alleging that the Company breached its obligations under a contract. An arbitration hearing was completed in January 1997, and in February 1997 the arbitration panel awarded Berkshire $300,000. The Company recorded this as an expense in 1996.

    In March of 1996, the Company commenced an action seeking replevin of certain computer equipment leased to a former contractor, Viridis, Inc. In May of 1996, Viridis expanded the scope of the action by filing a cross-complaint against the Company, alleging that the Company breached contractual obligations and committed various torts by ending its business relationship with Viridis and seeking $10 million. The Company is vigorously contesting the allegations in the cross-complaint, and has commenced arbitration proceedings in Minnesota before the American Arbitration Association to recover advances and other payments that the Company made to Viridis. Discovery has just commenced in the above-referenced matters.

                                 IVI PUBLISHING, INC.

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                YEARS ENDED DECEMBER 31,

                                    (IN THOUSANDS)

                                                           Additions
                                            Balance at     Charged to                         Balance at
                                            Beginning      Costs and                            at End
                                            of Period       Expenses         Deductions        of Period
                                            ----------     ----------        ----------       ----------
Year Ended December 31, 1996
    Allowance for doubtful accounts
    receivable, promotional allowances
    and sales returns                             $753         $1,675        $(2,151)  (1)          $277
    Allowance for obsolete inventory               682            365           (562)  (2)           485
                                                 -----         ------        -------              ------
                                                $1,435         $2,040        $(2,713)               $762
                                                 -----         ------        -------              ------
                                                 -----         ------        -------              ------

Year Ended December 31, 1995
    Allowance for doubtful accounts
    receivable, promotional allowances
    and sales returns                             $730         $1,659        $(1,636)  (1)          $753
    Allowance for obsolete inventory               124            698           (140)  (2)           682
                                                 -----         ------        -------              ------
                                                  $854         $2,357        $(1,776)             $1,435
                                                 -----         ------        -------              ------
                                                 -----         ------        -------              ------

Year Ended December 31, 1994
    Allowance for doubtful accounts
    receivable, promotional allowances
    and sales returns                              $90         $1,048          $(408)  (1)          $730
    Allowance for obsolete inventory                              124                                124
                                                 -----         ------        -------              ------
                                                   $90         $1,172          $(408)               $854
                                                 -----         ------        -------              ------
                                                 -----         ------        -------              ------


(1) Deductions represent accounts receivable determined to be uncollectable and therefore charged against the allowance account; accounts receivable determined to be uncollectable due to return of product(s); and accounts credited due to promotional and administrative allowance arrangements with distributors

(2) Write-offs of inventory

                                 IVI PUBLISHING, INC.
                   INDEX TO EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED DECEMBER 31, 1996

EXHIBIT
NUMBER
--------
  3.1 Amended and restated Articles of Incorporation of the Company, incorporated herein by reference to Exhibit No. 3.2 to the Company's Registration Statement on Form S-1, No. 33-76496 (the 1994 S-1)

  3.2    Bylaws of the Company, incorporated herein by reference to Exhibit No.
         3.2 to the Company's Registration Statement on Form S-1, No. 33-67064 (the 1993 S-1)

  4.1 Form of Stock Certificate, incorporated herein by reference to Exhibit No. 4.1 to the 1993 S-1

  4.2 Statement of Registration Rights - Preferred Stock, incorporated herein by reference to Exhibit No. 4.2 to the 1993 S-1

  4.3 Warrant Agreement, dated as of July 17, 1992, between the Company and Medical Innovation Fund, incorporated herein by reference to Exhibit No. 4.3 to the 1993 S-1

  4.4 Warrant Agreement, dated as of November 30, 1992, between the Company and Ronald Eibensteiner, incorporated herein by reference to Exhibit No. 4.4 to the 1993 S-1

  4.5 Warrant Agreement, dated as of December 20, 1992, between the Company and Wayne Mills, incorporated herein by reference to Exhibit No. 4.5 to the 1993 S-1

  4.6 Warrant Agreement, dated as of June 4, 1993, between the Company and Frazier Investment Securities, L.P., incorporated herein by reference to Exhibit No. 4.6 to the 1993 S-1

  4.7 Form of 9% Convertible Subordinated Debentures with list of holders issued by the Registrant in the aggregate principal amount of $3,500,250 on November 22, 1996

  4.8 Registration Rights Agreement, dated November 22, 1996, between the Registrant and the holders of the 9% Convertible Subordinated Debentures

  4.9 Security Agreement, dated November 22,1996, between the Registrant and the holders of the 9% Convertible Subordinated Debentures

  4.10 Inter-Creditor Agreement, dated November 22, 1996, by and among the holders of the 9% Convertible Subordinated Debentures and the Registrant

  10.1 License Agreement, dated April 24, 1991, among the Company, William Morrow Company and Mayo Foundation for Medical Education and Research, as amended, incorporated herein by reference to Exhibit No. 10.1 to the 1993 S-1

  10.2 Electronic Publishing License, Development and Marketing Agreement, dated April 28, 1993, between the Company and Mayo Foundation for Medical Education and Research, incorporated herein by reference to Exhibit No. 10.4 to the 1993 S-1

  10.3 Lease, dated June 15, 1992, between the Company and BGD5 Limited Partnership, incorporated herein by reference to Exhibit No. 10.7 to the 1993 S-1

  10.4 401(k) Savings and Investment Plan, incorporated herein by reference to Exhibit No. 10.9 to Amendment No. 1 to the 1993 S-1

  10.5 1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit No. 10.11 to the 1994 S-1

  10.6 IVI Publishing, Inc. Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit No. 10.12 to the 1994 S-1

  10.7 License Agreement, dated February 9, 1994, between the Company and Time Life, Inc. and First Amendment to Titles Development Agreement, dated as of February 9, 1994 between the Company and Time Life, Inc., incorporated herein by reference to Exhibit No. 10.19 to the 1994 S-1

  10.8 Stock Purchase Agreement, dated March 10, 1994, between the Company and America's Health Network, Inc., incorporated herein by reference to Exhibit No. 10.23 to the 1994 S-1

  10.9 Lease Agreement, dated March 30, 1994, between the Company and Ryan/Wilson Limited Partnership, incorporated herein by reference to Exhibit No. 10.25 to the 1994 S-1

  10.10 License, Development and Marketing Agreement, dated September 28, 1994, between the Company and Time Life, Inc., incorporated by reference to Exhibit No. 10.25 to the Company's Form 10-K for the year ended December 31, 1994*

  10.11 1994 License, Development and Marketing Agreement, dated September 27, 1994, between the Company and Mayo Foundation for Medical Education and Research, incorporated by reference to Exhibit No. 10.26 to the Company's Form 10-K for the year ended December 31, 1994*

  10.12 License Agreement, dated November 10, 1994, between the Company and Massachusetts Medical Society, incorporated by reference to Exhibit No. 10.27 to the Company's Form 10-K for the year ended December 31, 1994*

  10.13 Sublicense Agreement, dated December 31, 1994, between the Company and Georg von Holtzbrinck GmbH & Co., incorporated by reference to Exhibit No. 10.28 to the Company's Form 10-K for the year ended December 31, 1994*

  10.14 Agreement between America's Health Network, Inc. and the Company, dated May 25, 1995, incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1995*

  10.15 Anchor Brand Content Provider Agreement between AT&T Corp. and the Company, dated October 30, 1995, incorporated by reference to Exhibit
         10.15 to the Company's Form 10-K for the year ended December 31, 1995*

  10.16 Employment Agreement between the Company and Ronald G. Buck, dated June 14, 1995, incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1995**

  10.17 Employment Agreement between the Company and Joy A. Solomon, dated June 9, 1995, incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1995**

  10.18 Amendment No. 2 to License Agreement among William Morrow Company, Mayo Foundation for Medical Education and Research and the Company, dated December 29, 1995, incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1995*

  10.19 Financial Advisor and Consulting Agreement with Frazier & Company LP, dated July 14, 1994, as amended by a letter agreement, dated June 28, 1995, incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1995**

  10.20 First Amendment dated June, 27, 1994 and Second Amendment dated October 10, 1995 to Lease Agreement between the Company and Ryan/Wilson Limited Partnership, incorporated by reference to Exhibit
         10.20 to the Company's Form 10-K for the year ended December 31, 1995

  10.21 Agreement dated April 1995 among Ryan/Wilson Limited Partnership, Wilson Learning Corporation the Company regarding a certain lease, incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1995

  10.22 Distribution on Consignment Agreement, dated February 29, 1996 between the Company and Davidson & Associates, Inc. , incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1995*

  10.23 Sublease Agreement, dated January 31, 1996, between the Company and The McGraw-Hill Companies, Inc. related to a property leased by Woodland Hills Property-W, Inc. pursuant to a May 23, 1993 lease with the Company, incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1995

  10.24 Employment Agreement between the Company and Joy A. Solomon, dated August 7, 1996**

  10.25 Separation Agreement between the Company and Ronald G. Buck, dated August 1, 1996**

  10.26 Notice of Lease Term to Sublease Agreement, dated April 1, 1996, between the Company and The McGraw-Hill Companies, Inc. related to a property leased by Woodland Hills Property-W, Inc. pursuant to a May 23, 1993 lease and January 31, 1996, Sublease with the Company

  10.27 Sublease Agreement, dated September 17, 1996, between the Company and Reality Interactive, Inc. for the fourth floor portion of the Main Lease between the Company and Ryan/Wilson Limited Partnership, Wilson Learning Corporation

  10.28 Letter of Employment to Tim Walsh, dated September 19, 1996, for the position of Vice President of Sales and Marketing for the Company **

  11     Statement Re: Computation of Per Share Loss

  21     Subsidiaries of the Company

  23.1   Consent of Ernst & Young LLP

  24 Power of Attorney of Joy A. Solomon, Charles A. Nickoloff. Alan D. Frazier, Ronald E. Eibensteiner, Timothy I. Maudlin and Nicholas C. Bluhm

  27     Financial Data Schedule (filed with electronic version only)

  * Portions of the Exhibit have been deleted pursuant to the Company's request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Act of 1933, as amended

 **      Management Agreement or Compensatory Plan or Arrangement