Form 10-Q
period 1997-03-31
IVI PUBLISHING INC
filed 1997-05-20
CIK 910391

                                     FORM 10 - Q
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549
(MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997

                                          OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM     -----------------

    COMMISSION FILE NUMBER:  0-22212


                                 IVI PUBLISHING, INC.
             ------------------------------------------------------------
                             (EXACT NAME OF REGISTRANT AS
                              SPECIFIED IN ITS CHARTER)

              MINNESOTA                          41-1686038
         -------------------------          -------------------------
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

                         YES     X     NO
                             ---------    ---------

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         CLASS                         OUTSTANDING AS OF APRIL 28, 1997
         ---------------------         ---------------------------------

         COMMON STOCK                  7,662,850 SHARES
         PAR VALUE $.01 PER SHARE

                                 IVI PUBLISHING, INC.

                     Securities and Exchange Commission Form 10-Q
                      for the First Quarter Ended March 31, 1997

                                        INDEX

                                                                      Page
                                                                     NUMBER

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Statements of Operations
         (Unaudited) Three months ended March 31,
         1997 and March 31, 1996........................................3

         Condensed Balance Sheets March 31, 1997
         (Unaudited) and December 31, 1996..............................4

         Condensed Statements of Cash Flows
         (Unaudited) Three months ended
         March 31, 1997 and March 31, 1996..............................5

         Notes to Condensed Financial Statements (Unaudited)............6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................8-10

PART II.  OTHER INFORMATION:

Item 1.  Legal Proceedings..............................................11
Item 2.  Changes in Securities..........................................11
Item 3.  Defaults Upon Senior Securities................................11
Item 4.  Submission of Matters to a Vote of Security Holders............11
Item 5.  Other Information..............................................11
Item 6.  Exhibits and Reports on Form 8-K...............................11

SIGNATURES:.............................................................12

                            PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

IVI PUBLISHING, INC.
CONDENSED STATEMENTS OF OPERATIONS  (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)


                                         Three Months Ended
                                              March 31
                                       -----------------------
                                           1997         1996
                                       -----------    --------


Net revenues                              $1,719       $3,103
Cost of revenues                             770        1,381
                                       ----------     --------

Gross margin                                 949        1,722

Costs and expenses:
    Product development                    1,311        1,520
    Sales and marketing                      394          724
    General and administrative               766        1,102
                                       ----------     --------

Loss from operations                      (1,522)      (1,624)
Interest (expense) income                    (59)          92
                                       ----------     --------

Net loss                                 ($1,581)     ($1,532)
                                       ----------     --------
                                       ----------     --------

Preferred stock dividends                    (30)         (30)
Preferred stock accretion                    (13)         (13)
                                       ----------     --------
Net loss applicable to common stock       (1,624)      (1,575)
                                       ----------     --------
                                       ----------     --------

Net loss per common share                 ($0.21)      ($0.21)
                                       ----------     --------
                                       ----------     --------


Weighted average number of common
shares outstanding                         7,653        7,533
                                       ----------     --------
                                       ----------     --------




See notes to condensed financial statements.

IVI PUBLISHING, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)
                                        March 31      December 31
                                          1997           1996
                                       -----------    -----------
                                       (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents              $2,071      $3,462
    Accounts receivable, net                3,164       4,134
    Inventory                                 181         155
    Other current assets                      565         585
                                         --------      -------

Total current assets                        5,981       8,336

Furniture and equipment                     6,765       6,812
Less allowances for depreciation           (3,868)     (3,622)
                                         --------      -------
                                            2,897       3,190

Long-term receivables and other
   non-current assets                       1,844       1,885
                                         --------     --------
Total assets                              $10,722     $13,411
                                         --------     --------
                                         --------     --------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                       $2,555      $3,635
    Other accrued expenses                  1,398       1,471
                                          -------      -------

Total current liabilities                   3,953       5,106

Convertible subordinated debentures         3,500       3,500

Convertible redeemable preferred stock      1,918       1,905

Shareholders' equity:
    Common Stock, $.01 par value:
      Issued and outstanding shares--
      7,663 at March 31, 1997 and
      7,612 at December 31, 1996               77          76
    Paid-in capital                        70,484      70,453
    Accumulated deficit                   (69,210)    (67,629)
                                         --------     --------
Total shareholders' equity                  1,351       2,900
                                         --------     --------

Total liabilities and shareholders'
   equity                                 $10,722     $13,411
                                         --------     --------
                                         --------     --------



See notes to condensed financial statements.

IVI PUBLISHING, INC.
CONDENSED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(IN THOUSANDS)


                                            Three Months Ended March 31
                                            ----------------------------
                                                 1997          1996
                                             -----------     --------
Operating activities
    Net loss                                  ($1,581)     ($1,532)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                330          360
    Changes in assets and liabilities:
     Decrease (increase) in net accounts
        receivable                                970          (56)
     (Increase) decrease in inventories           (26)         203
     Decrease (increase) in other current
        assets                                     20         (486)
     Decrease (increase) in other long-term
        assets                                     27         (325)
     Decrease in accounts payable and
        accrued liabilities                    (1,182)      (1,261)
                                              --------      -------

    Net cash used in operating activities      (1,442)      (3,097)

Investing activities
    Net furniture and equipment
      (additions) disposals                       (23)         475
                                               -------      -------

    Net cash (used) provided by investing
       activities                                 (23)         475

Financing activities
    Proceeds from exercised stock options          74          110
                                               -------      -------

    Net cash provided by financing activities      74          110

Net decrease in cash and cash equivalents      (1,391)      (2,512)

Cash and cash equivalents at beginning
      of period                                 3,462        7,759
                                               -------      -------

Cash and cash equivalents at end of period     $2,071       $5,247
                                               -------      -------
                                               -------      -------



See notes to condensed financial statements.

                                 IVI PUBLISHING, INC.
               NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                    MARCH 31, 1997


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting basic and diluted earnings per share (EPS) for financial statements issued for periods ending after December 15, 1997. The adoption of this statement will not have a material effect on the Company's reported EPS.

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

Revenues are generated through the licensing of the Company's health and medical content for use on cable television channels. The Company recognizes revenue under its cable agreement ratably over the life of the contract.

Revenues were also generated through the Company's online agreement with AT&T in 1996. Revenues generated by the online service were recognized as they were earned.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This report may contain forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties have been articulated in the Company's Form 10-K for the year ended December 31, 1996.

OVERVIEW

In the first quarter of 1997, the Company moved forward with its integrated publishing strategy, which involves distributing health and medical information via online, CD-ROM and cable television platforms. The Company's strategy has called for increased emphasis on the online market, while maintaining its CD-ROM and cable television presence.

An integral part of the Company's strategy for 1997 involves the generation of online revenue through the sale of site sponsorships, advertising and premium services related to its MAYO HEALTH O@SIS Internet site. During the first quarter of 1997, the Company entered into serious discussions with several major pharmaceutical companies interested in becoming sponsors of the Company's website. A key component to the Company's online strategy is increasing traffic to the website. Significant strides were made in this area as well during the first quarter of 1997. The Company launched an exchange of online services with
Compuserve which will increase the exposure for the website.    Additionally, by
the end of March 1997, the number of monthly visits to MAYO HEALTH O@SIS had grown approximately 50% from the end of the fourth quarter of 1996.

During the first quarter of 1997, the Company focused its CD-ROM efforts on its family health reference CD-ROM titles. The Company's flagship CD-ROM product is the MAYO CLINIC ULTIMATE MEDICAL GUIDE, which is the MAYO CLINIC FAMILY HEALTH BOOK and the MAYO CLINIC FAMILY PHARMACIST discs packaged as a single unit. Although the Company's strategy calls for focusing on the online market for 1997, the Company will continue to publish its family health reference CD-ROM titles.

By the end of the first quarter, America's Health Network (AHN), the Company's cable television partner, achieved distribution to more than 6 million potential cable and direct broadcast satellite households. Additionally, the Company has continued to recognize cable royalty revenues ratably each quarter.

RESULTS OF OPERATIONS

Net revenues for the first quarter of 1997 were $1,719,000, compared to $3,103,000 for the first quarter of 1996. The revenues were comprised as follows:


                                       First Quarter       First Quarter
                                            1997                1996
                                       -------------       ---------------

CD-ROM Retail                               $441,000              $471,000
CD-ROM OEM and License                       444,000             1,738,000
Contract Development                         311,000               346,000
Amortization of Cable Royalty                493,000               493,000
Other Revenue                                 30,000                55,000
                                        ------------       ---------------

Total Net Revenues                        $1,719,000            $3,103,000
                                        ------------       ---------------
                                        ------------       ---------------

The decrease in revenues was primarily the result of the $1,000,000 nonrefundable advance paid to the Company under the exclusive agreement with AT&T, which was recorded in the first quarter of 1996. With the discontinuance of the AT&T Healthsite in August 1996, the Company redefined its online strategy. Although the Company has not recorded any online revenue for 1997, the Company has met important milestones inherent to the new strategy. As mentioned above, serious discussions have occurred with multiple pharmaceutical companies regarding sponsorships of the MAYO HEALTH O@SIS website. Additionally, the Company has significantly increased traffic to the website. The remaining decreases were in OEM revenues which were the result of market conditions.

Gross margin as a percentage of net revenue for the first quarter ended March 31, 1997 was 54%, compared to 55% for the first quarter of 1996.

Product development expenses were $1,311,000 for the first quarter of 1997, compared to $1,520,000 for the first quarter of 1996. The decrease is partially the result of the Company's efforts to reduce expenses. Additionally, the Company has concentrated its development efforts on the online strategy which has contributed to reduced development costs since online development is generally less expensive than CD-ROM development. The Company's strategy is to continue to concentrate development efforts on its online and cable television content, as well as updating its family reference CD-ROMs.

Sales and marketing expenses for the first quarter of 1997 were $394,000 compared to $724,000 for the first quarter of 1996. The decrease was the result of fewer promotions and consulting expenses paid on CD-ROM sales. The

Company intends to focus its sales and marketing force on online opportunities, while continuing to maintain its CD-ROM sales.

General and administrative expenses decreased in the first quarter of 1997 to $766,000, as compared to $1,102,000 for the first quarter of 1996. The decrease was the result of management's efforts to reduce costs. This reduction occurred through the downsizing of Company facilities and personnel during the third quarter of 1996. An increase in professional service fees has partially off-set this decrease.

Net interest expense was $50,000 for the first quarter of 1997, compared to net interest income of $92,000 for the same period in 1996. The decrease resulted from having less cash available for investing purposes combined with interest expense payments made on the Company's convertible subordinated debentures.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Capital asset expenditures for the three month period ended March 31, 1997 totaled $23,000 and consisted principally of computer and studio equipment.

At March 31, 1997, the Company had cash and cash equivalents totaling $2,071,000. Total cash used during the three months ended March 31, 1997 was $1,391,000. The Company believes that its current working capital and anticipated operating cash flows will be sufficient to fund its operations for the foreseeable future. These assumptions are based on the Company maintaining costs and significantly increasing revenues. The increase in revenues is expected to come from the sale of site sponsorships, advertising, and premium services on the Company's website. Any material reduction in the projected revenues would likely require the Company to seek additional equity or debt financing. There is no assurance that such financing will be available or, if available, whether the financial terms would be reasonable.

The Company has a significant asset that represents the capitalization of costs paid, net of royalties received, to Time Life, Inc. for the development of THE MEDICAL ADVISOR, the print version of TAKING CONTROL OF YOUR HEALTH. The Company is amortizing this asset as royalties on sales of the print version are received from Time Life, Inc. There are certain risks and uncertainties in assuming that the sales volume of the print version will be sufficient to fully amortize this asset; however, based on management's most recent review of this asset, there was no impairment. Management will continue to review this asset's valuation for impairment periodically.

                              PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On May 1, 1997, the Mayo Foundation for Medical Education and Research (Mayo) notified the Company of its desire to enter into a new agreement covering MAYO HEALTH O@SIS-SM-. The MAYO HEALTH O@SIS Internet website was developed by the Company to provide users with timely health and medical news and information generated pursuant to the Company's existing agreements with Mayo. Mayo is seeking to negotiate a change in the parties' current arrangement regarding revenue and cost sharing, and other matters related to the operation of the MAYO HEALTH O@SIS website. IVI intends to meet with Mayo representatives in the near future to discuss Mayo's thoughts about a possible new agreement for MAYO HEALTH O@SIS.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

    (11) Computation of per share loss.

    (27) Financial Data Schedule (included only in electronic version).

(b) No reports on Form 8-K were filed by the Company for the quarter ended March 31, 1997

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             IVI PUBLISHING, INC.



                                       By /s/  Charles A. Nickoloff
                                         --------------------------

                                            Charles A. Nickoloff
                                            Vice President and
                                            Acting Chief Financial Officer

Date:  May 19, 1997