Form 10-Q
period 1997-06-30
IVI PUBLISHING INC
filed 1997-08-22
CIK 910391

FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
(Mark one)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: June 30, 1997
                                       OR
(   )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from
                                              ---------------------------

Commission file Number:  0-22212

                              IVI PUBLISHING, INC.
              ----------------------------------------------------

                          (Exact Name of Registrant as
                            specified in its charter)

    Minnesota                                                  41-1686038
    ----------                                                -----------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                             7500 Flying Cloud Drive
                        Minneapolis, Minnesota 55344-3739
              -----------------------------------------------------

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

                           Yes      X           No
                                -------------       -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding as of July 28, 1997
             -----------------------             -------------------------------
             Common Stock                        7,662,850 shares
             Par Value $.01 Per Share

                              IVI PUBLISHING, INC.

                  Securities and Exchange Commission Form 10-Q
                   for the Second Quarter Ended June 30, 1997

                                      INDEX



PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Statements of Operations (Unaudited) Three months ended June 30, 1997 and June 30, 1996; Six months ended June 30, 1997 and June 30, 1996

         Condensed  Balance  Sheets June 30, 1997  (Unaudited)  and December 31,
         1996

         Condensed Statements of Cash Flows (Unaudited) Six months ended June 30, 1997 and June 30, 1996

         Notes to Condensed Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

IVI Publishing, Inc.
Condensed Statements of Operations  (Unaudited)
(In thousands except per share data)


                                      Three Months Ended    Six Months Ended
                                            June 30               June 30
                                      ------------------    ------------------
                                       1997       1996       1997        1996
                                      -------    -------    -------    -------


Net revenues                          $   524    $ 1,651    $ 2,243    $ 4,754
Cost of revenues                          266      1,054      1,036      2,435
                                      -------    -------    -------    -------

Gross margin                              258        597      1,207      2,319

Costs and expenses:
      Product development               1,090      1,517      2,401      3,036
      Sales and marketing                 249        675        643      1,399
      General and administrative        2,840      1,115      3,606      2,218
                                      -------    -------    -------    -------

Loss from operations                   (3,921)    (2,710)    (5,443)    (4,334)
Interest (expense) income                 (57)        57       (116)       149
                                      -------    -------    -------    -------

Net loss                              ($3,978)   ($2,653)   ($5,559)   ($4,185)
                                      =======    =======    =======    =======

Preferred stock dividends             ($   30)   ($   30)   ($   60)   ($   60)
Preferred stock accretion                 (13)       (13)       (26)       (26)
                                      -------    -------    -------    -------
Net loss applicable to common stock   ($4,021)   ($2,696)   ($5,645)   ($4,271)
                                      =======    =======    =======    =======

Net loss per common share             ($ 0.52)   ($ 0.36)   ($ 0.74)   ($ 0.56)
                                      -------    -------    -------    -------

Weighted average number of common
shares outstanding                      7,663      7,569      7,661      7,580
                                      =======    =======    =======    =======




See notes to condensed financial statements.

IVI Publishing, Inc.
Condensed Balance Sheets
(In thousands)

                                                       June 30   December 31
                                                         1997        1996
                                                      --------    --------
                                                    (Unaudited)
Assets
Current assets:
      Cash and cash equivalents                       $    717    $  3,462
      Accounts receivable, net                             735       4,134
      Inventory                                            142         155
      Other current assets                                 488         585
                                                      --------    --------
Total current assets                                     2,082       8,336

Furniture and equipment                                  6,720       6,812
Less allowances for depreciation                        (4,129)     (3,622)
                                                      --------    --------
                                                         2,591       3,190

Other non-current assets                                   762       1,885

                                                      --------    --------
Total assets                                          $  5,435    $ 13,411
                                                      ========    ========

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                $  2,551    $  3,635
      Other accrued expenses                               123       1,471
                                                      --------    --------
Total current liabilities                                2,674       5,106

Convertible subordinated debentures                      3,500       3,500
Convertible redeemable preferred stock                   1,931       1,905

Shareholders' equity:
      Common Stock, $.01 par value:
         Issued and outstanding shares - 7,663 at
         June 30, 1997 and 7,612 at December 31, 1996       77          76
      Paid-in capital                                   70,441      70,453
      Accumulated deficit                              (73,188)    (67,629)
                                                      --------    --------
Total shareholders' (deficit) equity                    (2,670)      2,900
                                                      --------    --------

Total liabilities and shareholders' (deficit) equity  $  5,435    $ 13,411
                                                      ========    ========


See notes to condensed financial statements.

IVI Publishing, Inc.
Condensed Statements of Cash Flows  (Unaudited)
(In thousands)


                                                            Six Months Ended June 30
                                                            ------------------------
                                                               1997       1996
                                                              -------    -------
Operating activities
      Net loss                                                ($5,559)   ($4,185)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                            659        705
      Changes in assets and liabilities:
         Decrease (increase) in net accounts receivable         3,399       (390)
         Decrease in inventories                                   13        339
         Decrease (increase) in other current assets               97       (256)
         Decrease (increase) in other long-term assets          1,094       (645)
         Decrease in accounts payable and
              accrued liabilities                              (2,491)      (713)
                                                              -------    -------

      Net cash used in operating activities                    (2,788)    (5,145)

Investing activities
      Net furniture and equipment (additions) disposals           (31)       374
                                                              -------    -------

      Net cash (used) provided by investing activities            (31)       374

Financing activities
      Proceeds from exercised stock options                        74        347
                                                              -------    -------

      Net cash provided by financing activities                    74        347

Net decrease in cash and cash equivalents                      (2,745)    (4,424)

Cash and cash equivalents at beginning of period                3,462      7,759
                                                              -------    -------

Cash and cash equivalents at end of period                    $   717    $ 3,335
                                                              =======    =======


See notes to condensed financial statements.

                              IVI Publishing, Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                                  June 30, 1997


Note A -- Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

Note E -- Change in Accounting Estimates

The Company recognized charges in the quarter ending June 30, 1997 relating to a change in reserves as well as a change in the estimate of an asset. These charges totaled $2,066,000, and were made up of $2,000,000 of reserves recorded against receivables due from America's Health Network (AHN), off-set by $1,000,000 of liabilities due subsequent to receipt of the receivables, and a $1,066,000 write-off to record the partial impairment of an asset. The asset, which is included in other assets, represents the capitalization of cost paid to Time Life, Inc. for the development of The Medical Advisor, the print version of Taking Control of Your Health.

ITEM 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Overview

In the second quarter of 1997, the Company expanded its participation in the online market, which is a major facet of its integrated publishing strategy. While continuing to sell its CD-ROM products, the Company advanced its online business by launching an all-new Internet site, OnHealth, which is separate from the Company's Mayo Health O@sis Internet site.

An integral part of the Company's strategy for 1997 involves the generation of online revenue through the sale of site sponsorships, advertising and premium services. During the second quarter, the Company made significant strides in generating this revenue. An agreement was signed with Internet Broadcasting System (IBS) of Minneapolis, which operates Internet sites with a focus on local news, sports, weather and other information in Minneapolis and Los Angeles. The Company agreed to develop an exclusive health site, or OnHealth site, for each of IBS' local markets, as well as for certain future markets. IBS plans to enter five to seven other markets by the end of 1997. Currently IBS has formed partnerships with major CBS-affiliated television stations in both of the markets in which it operates Internet sites. These television stations, WCCO-TV (CBS-Minneapolis) and KCBS-TV (CBS-Los Angeles), promote the Internet sites. The Company developed the Internet sites throughout the second quarter and launched them in late June. Subsequent to launching the sites, the Company signed its first agreements with site sponsors and advertisers. The associated revenue will be recognized during the third quarter and over the life of the contract.

The Company had expected to receive significant revenue in the second quarter from site sponsorship agreements for its Mayo Health O@sis Internet site. However, due in part to continuing negotiations with representatives of Mayo Foundation regarding a new arrangement for revenue and cost sharing and other matters concerning O@sis, the Company was unable to close on several existing commitments by potential sponsors prior to June 30. The Company has entered into a binding agreement in principle with Mayo regarding O@sis as described in Part II Item 5 "Other Information" below.

During the second quarter of 1997, the Company continued to focus its CD-ROM efforts on its family health reference CD-ROM titles. The Company's flagship CD-ROM product is the Mayo Clinic Ultimate Medical Guide, which is the Mayo Clinic Family Health Book and the Mayo Clinic Family Pharmacist discs packaged as a single unit. Although the Company's strategy calls for focusing on the online market for the remainder of 1997, the Company will continue to publish its family health reference CD-ROM titles.

The Company was unable to recognize the $493,000 of cable royalty revenues due from its five-year content agreement with America's Health Network (AHN) for the second quarter. AHN had planned to receive an influx of cash from Columbia/HCA Healthcare Corporation which would have allowed AHN to meet all of its financial obligations, including those in its agreement with the Company. However, the anticipated deal with Columbia fell through on July 30. AHN has entered into discussions with other potential financial partners, but until a deal is signed and the Company can be reasonably certain of collectibility, no additional revenue will be recognized. Additionally, the Company chose to reserve approximately $2,000,000 of receivables from AHN. By reserving the receivables, the Company also was able to eliminate $1,000,000 in liabilities which were owed upon receipt of the AHN receivables. The Company will reevaluate the reserve, if and when AHN is able to obtain financing.

The Company also wrote off $1,066,000 of an asset that represents the capitalization of costs paid to Time Life, Inc. for the development of The Medical Advisor, the print version of Taking Control of Your Health. The Company has been amortizing this asset as royalties on sales of the print version were received, however, sales of the print version dropped significantly during the second quarter of 1997, and management determined that the value of this asset was partially impaired.

Results Of Operations

Net revenues for the second quarter of 1997 were $524,000, compared to $1,651,000 for the second quarter of 1996. The revenues were comprised of the following:


                                   Second Quarter             Second Quarter
                                        1997                       1996
                                  -----------------          -----------------

CD-ROM Retail                          $212,000                   $364,000
CD-ROM OEM and License                  108,000                    426,000
Contract Development                    203,000                    305,000
Amortization of Cable Royalty                                      493,000
Other Revenue                             1,000                     63,000
                                  -----------------          -----------------

Total Net Revenues                     $524,000                 $1,651,000
                                  =================          =================

The decrease in revenues resulted in part from the Company's inability to recognize any cable royalty revenues from AHN and the inability to close on several commitments by potential sponsors for the O@sis Internet site. Additionally, CD-ROM retail and OEM revenues decreased due to market conditions.

Gross margins as a percentage of net revenues for the second quarter and six months ended June 30, 1997 were 49% and 54%, respectively compared to 36% and 49% for the comparable periods of 1996. Significant increases in margins recognized for contract development work, as well as stronger margins realized in the CD-ROM retail business, both contributed to the increase in gross margins.

Product development expenses were $1,090,000 and $2,401,000 for the second quarter and six months ended June 30, 1997, respectively, compared to $1,517,000 and $3,036,000 for the comparable periods in 1996. The decrease is partially the result of the Company's efforts to reduce expenses. Additionally, the Company has concentrated its development efforts on the online strategy which has resulted in lower development costs since online development is generally less expensive than CD-ROM development. The Company's strategy is to continue to concentrate development efforts on its online content, as well as updating its family reference CD-ROMs.

Sales and marketing expenses for the second quarter and six months ended June 30, 1997 were $249,000 and $643,000 compared to $675,000 and $1,399,000 for the comparable periods of 1996. The decrease was due to fewer consulting and promotional expenses paid on CD-ROM sales. The Company intends to focus its sales and marketing force on online opportunities, while continuing to maintain its CD-ROM sales.

General and administrative expenses increased in the second quarter of 1997 to $2,840,000, as compared to $1,115,000 for the second quarter of 1996. These expenses also increased for the sixth months ended June 30, to $3,606,000 in 1997, as compared to $2,218,000 in 1996. The increase was primarily due to reserving approximately $2,000,000 in receivables due from AHN, which became necessary when AHN's financing fell through subsequent to the end of the second quarter. This $2,000,000 expense was off-set by a reduction of $1,000,000 in related liability charges. Additionally, general and administrative expenses increased due to the $1,066,000 partial write-off of an asset that represented the capitalization of costs paid to Time Life, Inc. for the development of The Medical Advisor.

Net interest expense was $57,000 and $116,000 for the second quarter and six months ended June 30, 1997, compared to net interest income of $57,000 and $149,000 for the same periods in 1996. The decrease resulted from having less cash available for investing purposes combined with interest expense payments made on the Company's convertible subordinated debentures.

Financial Condition, Liquidity and Capital Resources

Capital asset expenditures for the six month period ended June 30, 1997 totaled $59,000 and consisted principally of computer equipment. Capital asset disposals totaled $28,000.

At June 30, 1997, the Company had cash and cash equivalents totaling $717,000. Total cash used during the six months ended June 30, 1997 was $2,745,000. If the Mayo Agreement is not closed, the Company will require additional financing in the fourth quarter to be able to continue funding its business. There is no assurance that such funding would be available on any terms. If the Mayo Agreement is closed, the Company expects to be able to fund its operations at least through the first half of 1998.

The Company still has an asset of $684,000 that represents the remaining portion of the costs paid, net of royalties received and write-offs, to Time Life, Inc. for the development of the print version of Taking Control of Your Health. The Company will continue to amortize this asset as royalties on sales of the print version are received from Time Life, Inc. There are certain risks and uncertainties in assuming that the sales volume of the print version will be sufficient to fully amortize this asset; however, based on the most recent review of this asset, management believes the remaining balance will be realizable. Management will continue to review this asset's valuation for impairment.

See Part II Item 5 "Other Information" below for an explanation of risks and uncertainties that could cause actual results to differ materially from the forward looking statements set forth in this report.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for this filing.

                            PART II OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         In February 1996, an action in the District Court of Hennepin County (Minnesota) was brought by T. Randal Productions et al. against the Company and one current and two former employees. The plaintiffs make various allegations, including misappropriation of corporate opportunities and trade secrets by the Company and its employees. The plaintiffs seek an unspecified award of monetary damages, exemplary damages and royalties. The case has been scheduled for trial on September 15, 1997. Management believes that the action is totally without merit, and it is vigorously defending the action.

         In 1996, Berkshire Multimedia Group, Inc. ("Berkshire") initiated mediation regarding a dispute with the Company. Shortly after an unsuccessful mediation conference was held in September 1996, Berkshire Multimedia Group filed a demand for arbitration alleging that the Company breached its obligations under a contract. An arbitration hearing was completed in January 1997, and in February 1997 the arbitration panel awarded Berkshire $300,000. Hennepin County (Minnesota) District Court vacated that award on May 29, 1997, and Berkshire has appealed the case.

ITEM 2.           CHANGES IN SECURITIES

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

IVI Publishing, Inc. held its 1997 Annual Shareholders Meeting on May 22, 1997. The following items were voted on and adopted:

1.)   To set the Board of Directors at seven (7) directors.
      For: 5,894,689  Against: 25,405  Abstentions: 61,750  Non-votes:  0

2.) To elect the Board of Directors consisting of the following seven (7) directors: Nicholas C. Bluhm, Michael A. Brochu, Ronald E. Eibensteiner, Alan D. Frazier, Timothy I. Maudlin, Charles A. Nickoloff, and Joy A. Solomon.

      Each director received the following votes:
      For: 5,950,414  Against: 31,430  Abstentions: 0  Non-votes: 0

3.) To ratify the appointment of Ernst & Young as the independent auditors for the Company for the year 1997.
      For: 5,961,844  Against: 11,600  Abstentions: 8,400  Non-votes: 0

4.)   To amend the Director Option Plan.
      For: 5,741,676  Against: 158,568   Abstentions: 81,300  Non-votes: 300

ITEM 5.           OTHER INFORMATION

Agreement with Mayo

         The Company announced on August 21, 1997 that it has entered into a binding agreement in principle with representatives of the Mayo Foundation for Medical Education ("Mayo") including a full transfer of control of O@sis to Mayo and a new arrangement for revenue and cost sharing and other matters concerning the O@sis Website. This agreement is subject to execution of a final agreement and certain closing conditions, including the requirement that the Company obtain the consent of the holders of a majority in principal amount of the Company's outstanding convertible subordinated debentures. Although the Company believes that it will be able to obtain the consent of the debenture holders and satisfy the other conditions to closing, there is no assurance that it will be able to do so. The specific material terms of the binding agreement are as follows: (i) Mayo will pay the Company a total of $3 million in cash and Mayo will return 490,000 shares of IVI common stock currently valued at approximately $1.45 million; (ii) Mayo will pay the Company a royalty on all net revenues received from third parties in connection with O@sis through the year 2001, and IVI will also receive a royalty on all net revenues received from third parties through the year 2001 in connection with any non-O@sis Internet project commenced by Mayo before the year 2000; (iii) the Company will release Mayo from the Company's "right of first offer" on Mayo health products produced for the electronic media; and (iv) effective retroactive to January 1, 1997, Mayo assumes all financial obligations associated with the operation of O@sis.

Cautionary Statement Relating to Forward Looking Information

         Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements that involve a number of risks and uncertainties which may cause the Company's future operations and results of operations to differ materially from those anticipated in this report. Specifically, whether AHN will obtain permanent financing which allows it to meet its obligations to the Company is a matter outside of the Company's control and subject to significant uncertainty. The discussion relating to the Company's binding agreement in principle with Mayo is subject to a number of risks, including the possibility that the transactions contemplated under the agreement will not close, or that the Company will be unable to obtain the necessary consents from its debenture holders or satisfy other conditions to the agreement. Statements relating to the litigation matters in which the Company is involved are subject to the risk that the matters are resolved in a manner adverse to the Company resulting in significant damages to the Company. The Company's expectations regarding its OnHealth Internet site may not be realized if unexpected difficulties in development occur or if the site is not as well-received as anticipated. All of the foregoing matters will affect the Company's future needs for financing. If the transactions under the Mayo Agreement are not closed or the Company suffers a materially adverse result in its litigation proceedings, the Company's financial condition will be significantly worse than currently anticipated and it may not be able to continue funding its business.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

         (11)  Computation of per share loss.
         (27) Financial Data Schedule (included only in electronic version).

(b) No reports on Form 8-K were filed by the Company for the quarter ended June 30, 1997

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IVI PUBLISHING, INC.



                                        By /s/  Charles A. Nickoloff
                                        Charles A. Nickoloff
                                        Vice President and
                                        Acting Chief Financial Officer

Date:  August 21, 1997