Form 10-Q
period 1997-09-30
IVI PUBLISHING INC
filed 1997-11-12
CIK 910391

FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
(Mark one)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: September 30, 1997
                                       OR
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

         Class                               Outstanding as of November 5, 1997
        Common Stock                                10,105,475 shares
        Par Value $.01 Per Share

                              IVI PUBLISHING, INC.

                  Securities and Exchange Commission Form 10-Q
                 for the Third Quarter Ended September 30, 1997

                                      INDEX



PART I.  FINANCIAL INFORMATION:

Item 1.       Financial Statements

              Condensed Statements of Operations (Unaudited) Three months ended September 30, 1997 and September 30, 1996; Nine months ended September 30, 1997 and September 30, 1996

              Condensed Balance Sheets September 30, 1997
              (Unaudited) and December 31, 1996

              Condensed Statements of Cash Flows (Unaudited) Nine months ended September 30, 1997 and September 30, 1996

              Notes to Condensed Financial Statements (Unaudited)

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION:

Item 1.       Legal Proceedings
Item 2.       Changes in Securities and Use of Proceeds
Item 3.       Defaults Upon Senior Securities
Item 4.       Submission of Matters to a Vote of Security Holders
Item 5.       Other Information
Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IVI Publishing, Inc.
Condensed Statements of Operations  (Unaudited)
(In thousands except per share data)

                                      Three Months Ended    Nine Months Ended
                                         September 30         September 30
                                      ------------------    ------------------
                                       1997       1996       1997       1996
                                      -------    -------    -------    -------


Net revenues                          $   488    $ 2,249    $ 2,731    $ 7,003
Cost of revenues                          311      1,090      1,347      3,525
                                      -------    -------    -------    -------

Gross margin                              177      1,159      1,384      3,478

Costs and expenses:
      Product development                 378      1,574      2,779      4,610
      Sales and marketing                 333        679        976      2,078
      General and administrative        2,096      2,834      5,702      5,052
                                      -------    -------    -------    -------

Loss from operations                   (2,630)    (3,928)    (8,073)    (8,262)
Other income                            2,704                 2,704
Interest (expense) income                 (68)        28       (184)       177
                                      -------    -------    -------    -------

Net income (loss)                     $     6    ($3,900)   ($5,553)   ($8,085)
                                      =======    =======    =======    =======

Preferred stock dividends             ($   30)   ($   30)   ($   90)   ($   90)
Preferred stock accretion                 (13)       (13)       (39)       (39)
                                      -------    -------    -------    -------

Net loss applicable to common stock   ($   37)   ($3,943)   ($5,682)   ($8,214)
                                      =======    =======    =======    =======

Net loss per common share             ($ 0.00)   ($ 0.52)   ($ 0.74)   ($ 1.08)
                                      =======    =======    =======    =======

Weighted average number of common
shares outstanding                      7,618      7,608      7,636      7,580
                                      =======    =======    =======    =======



See notes to condensed financial statements.

IVI Publishing, Inc.
Condensed Balance Sheets
(In thousands)

                                                      September 30  December 31
                                                            1997        1996
                                                        --------    --------
                                                      (Unaudited)
Assets
Current assets:
      Cash and cash equivalents                         $  2,788    $  3,462
      Accounts receivable, net                               437       4,134
      Inventory                                              301         155
      Other current assets                                   417         585
                                                        --------    --------
Total current assets                                       3,943       8,336

Furniture and equipment                                    6,663       6,812
Less allowances for depreciation                          (4,399)     (3,622)
                                                        --------    --------
                                                           2,264       3,190

Other non-current assets                                     738       1,885

                                                        ========    ========
Total assets                                            $  6,945    $ 13,411
                                                        ========    ========

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                                  $  3,443    $  3,635
      Other accrued expenses                                 333       1,471
                                                        --------    --------
Total current liabilities                                  3,776       5,106

Convertible subordinated debentures                        3,500       3,500
Convertible redeemable preferred stock                     1,944       1,905

Shareholders' equity:
      Common Stock, $.01 par value:
         Issued and outstanding shares-
         7,348 at September 30, 1997
         and 7,612 at December 31, 1996                       73          76
      Paid-in capital                                     70,834      70,453
      Accumulated deficit                                (73,182)    (67,629)
                                                        --------    --------
Total shareholders' (deficit) equity                      (2,275)      2,900
                                                        --------    --------

Total liabilities and shareholders' (deficit) equity    $  6,945    $ 13,411
                                                        ========    ========


See notes to condensed financial statements.

IVI Publishing, Inc.
Condensed Statements of Cash Flows  (Unaudited)
(In thousands)


                                                                         Nine Months Ended September 30
                                                                         ------------------------------
                                                                               1997       1996
                                                                              -------    -------
Operating activities
      Net loss                                                                ($5,553)   ($8,085)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                            984      1,059
         Stock issued for litigation settlement                                   433
      Changes in assets and liabilities:
         Decrease (increase) in net accounts receivable                         3,697       (394)
         (Increase) decrease in inventories                                      (146)       400
         Decrease (increase) in other current assets                              168        (18)
         Decrease (increase) in other long-term assets                          1,103       (641)
         (Decrease) increase in accounts payable and
              accrued liabilities                                              (1,420)       634
                                                                              -------    -------

      Net cash used in operating activities                                      (734)    (7,045)

Investing activities
      Net furniture and equipment (additions) disposals                           (14)       342
                                                                              -------    -------

      Net cash (used) provided by investing activities                            (14)       342

Financing activities
      Proceeds from exercised stock options                                        74        347
                                                                              -------    -------

      Net cash provided by financing activities                                    74        347

Net decrease in cash and cash equivalents                                        (674)    (6,356)

Cash and cash equivalents at beginning of period                                3,462      7,759
                                                                              -------    -------

Cash and cash equivalents at end of period                                    $ 2,788    $ 1,403
                                                                              =======    =======


See notes to condensed financial statements.

                              IVI Publishing, Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 1997


Note A -- Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

Revenues are generated through the sale of sponsorships and advertising on the Company's web site. These revenues are recognized as they are earned. Revenues were also generated through the Company's online agreement with AT&T in 1996.

Note E -- Litigation Settlements

During the third quarter, the Company settled a lawsuit with Viridis, Inc. for $350,000 cash and 175,000 shares of the Company's stock. The stock will not be registered and is restricted under Rule 144 of the Securities Act of 1933. The shares were expensed at their estimated value at the settlement date, $433,125.

In November 1997, a jury verdict was rendered in a case brought against the Company by T. Randal Productions, Inc. in February 1996. The jury award was for $480,000. The Company recorded this amount as an expense in September 1997.

Note F -- Mayo Agreement

In August 1997, the Company entered into an agreement with Mayo Foundation ("Mayo") which includes a full transfer of ownership of IVI's O@sis web site to Mayo and a new arrangement for revenues and cost sharing concerning O@sis. Under the terms of the agreement, IVI received a $2,700,000 cash payment, an additional $300,000 cash payment for hosting the web site for a transition period, 490,000 shares of IVI stock and the Company will receive a royalty from Mayo on certain revenues generated by the Mayo Health O@sis site and certain other non-O@sis Internet projects through the year 2001. In addition, Mayo was released from the Company's "right of first offer" on Mayo health products produced for electronic media, and Mayo assumed all operating expenses for the web site retroactive to January 1, 1997. The Company recorded the $2,700,000 payment as other income, reversed previously recorded product development expenses, and recorded most of the $300,000 payment as deferred income, which will be recognized over the fourth quarter as the transition period expires.

Note G -- Subsequent Event

In October 1997, the Convertible Subordinated Debentures and the Convertible Redeemable Preferred Stock were converted to common stock at a rate of $2.00 per share, resulting in the issuance of 2,750,000 shares of common stock.

ITEM 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations

Overview

The Company's strategy for the rest of 1997 and beyond continues to be the establishment of the Company as the leading provider of health information to consumers and businesses via multiple media channels including online, CD-ROM, and cable television. The OnHealth web site is an integral part of this strategy. During the third quarter of 1997, the Company expanded its presence in the online market by signing multiple sponsorship and advertising agreements for the OnHealth site. These contracts began generating revenue for the Company during the second half of the third quarter. In the future, in addition to increasing sponsorship and advertising revenues, the Company expects to earn commissions on products sold over the web site.

During the third quarter, the Company also finalized a new agreement with Mayo Clinic and as a result has a very limited role in the future production of the Mayo Health O@sis web site. The Company received $2.7 million as compensation for a full transfer of ownership of the O@sis web site to Mayo and for releasing Mayo of its obligation to give the Company the "right of first offer" on Mayo products published in electronic media. The Company also received $300,000 as compensation for continuing to host the Mayo O@sis web site during a transition period. In addition, the Company has the right to receive a royalty from Mayo on certain revenues generated by the Mayo Health O@sis site and certain other non-O@sis Internet projects through the year 2001. The new agreement allows the Company to focus the majority of its sales, marketing and development efforts on its OnHealth web site and the Company intends to use the cash received from Mayo to fund this strategy.

The Company has continued to focus its CD-ROM efforts on its family health reference CD-ROM titles. During September, the Company launched the second version of its flagship CD-ROM product, Mayo Clinic Ultimate Medical Guide II, which consists of the updated versions of the Mayo Clinic Family Health Book and the Mayo Clinic Family Pharmacist discs packaged as a single unit. Although the Company's strategy calls for more of a focus on the online market, the Company will continue to publish its family health reference CD-ROM titles.

The Company has continued to generate revenue through contract development work, and plans to do so in the future. Part of the Company's strategy calls for aligning the Company with strategic partners who desire contract development work for health information content that the Company can use to enhance its own web site.

Results Of Operations

Net income for the third quarter of 1997 totaled $6,000, compared to a net loss of $3,900,000 for the third quarter of 1996. Third quarter income was partially due to the $2,700,000 of other income that was recognized when the Company transferred its ownership and control of the Mayo Health O@sis web site to Mayo Foundation.

Net revenues were $488,000 for the third quarter of 1997, compared to $2,249,000 for the same period of 1996. The revenues were comprised as follows:


                                        Third Quarter Third Quarter
                                              1997         1996
                                          ----------   ----------
                                          ----------   ----------

CD-ROM Retail                             $  193,000   $  387,000
CD-ROM OEM and License                        58,000      938,000
Contract Development                         191,000      370,000
Online Revenue                                37,000
Amortization of Cable Royalty                             493,000
Other Revenue                                  9,000       61,000
                                          ----------   ----------
                                          ----------   ----------

Total Net Revenues                        $  488,000   $2,249,000
                                          ==========   ==========

The decrease in revenues resulted in part from the Company's inability to recognize any cable royalty revenues. This is due to America's Health Network's ("AHN") failure to obtain financing and honor its contract obligations with the Company by the end of the third quarter; however, AHN is still diligently seeking financing which would allow it to honor its obligations to the Company. Additionally, CD-ROM retail and OEM revenues decreased due to the Company's decision to shift its focus to its online efforts.

Gross margins as a percentage of net revenues for the third quarter and nine months ended September 30, 1997 were 36% and 51%, respectively, compared to 52% and 50% for the comparable periods of 1996. A significant decrease in margins earned on contract development work during the third quarter contributed to reduced margins; however, the gross margins earned on revenues to date are comparable to the prior year.

Product development expenses were $378,000 and $2,779,000 for the third quarter and nine months ended September 30, 1997, respectively, compared to $1,574,000 and $4,610,000 for the comparable periods in 1996. The decrease resulted in part from the Company's new arrangement with Mayo Foundation. Under the new agreement, Mayo assumed all operating expenses for the Mayo Health O@sis web site, retroactive to January 1, 1997. The operating costs, which the Company recorded during the first half of the year, were reversed during the third quarter, after the agreement was signed. Also, the Company realized additional cost savings by concentrating its development efforts on its OnHealth web site, which incurs fewer development costs than CD-ROMs.

Sales and marketing expenses for the third quarter and nine months ended September 30, 1997 were $333,000 and $976,000 compared to $679,000 and
$2,078,000 for the comparable periods of 1996. The decrease was due to fewer consulting and promotional expenses paid on CD-ROM sales. The Company intends to focus its sales and marketing force on online opportunities, while continuing to maintain its CD-ROM sales.

General and administrative expenses decreased in the third quarter of 1997 to $2,096,000 compared to $2,834,000 for the third quarter of 1996. However, these expenses increased for the nine months ended September 30, to $5,702,000 in 1997, as compared to $5,052,000 in 1996. The overall increase is due to extensive legal fees incurred throughout 1997 for lawsuits with Viridis, Inc. and T. Randal Productions, Inc. The former was settled during the third quarter, and the latter went to trial with a verdict being entered by a jury in November 1997 (See Note E). General and administrative expenses for the third quarter 1996 included several one time charges including a loss recorded on the sublease of office space and employee severance charges totaling $978,000. In addition, there was a write-off of a $836,000 receivable to bad debt expense.

Net interest expense was $68,000 and $184,000 for the third quarter and nine months ended September 30, 1997, compared to net interest income of $28,000 and $177,000 for the same periods in 1996. The decrease resulted from having less cash available for investing purposes combined with interest expense payments made on the Company's convertible subordinated debentures, which were issued in November 1996.

Financial Condition, Liquidity and Capital Resources

Capital asset expenditures for the nine month period ended September 30, 1997 totaled $65,000 and consisted principally of computer equipment. Capital asset disposals totaled $51,000.

At September 30, 1997, the Company had cash and cash equivalents totaling $2,788,000. Total cash used during the nine months ended September 30, 1997 was $674,000. The Company believes that its current working capital and anticipated operating cash flows will be sufficient to fund its operations for the foreseeable future. These assumptions are based on the Company maintaining costs and significantly increasing revenues. The increase in revenues is expected to come from the sale of site sponsorships, advertising, and commissions from product sales on the Company's web site. Any material reduction in the projected revenues would likely require the Company to seek additional equity or debt financing. There is no assurance that such financing will be available or, if available, whether the financial terms would be reasonable.

In October 1997, the Convertible Subordinated Debentures and the Convertible Redeemable Preferred Stock were converted to common stock, resulting in the issuance of 2,750,000 shares of common stock.

The Company has an asset of $675,000 that represents the remaining portion of the costs paid, net of royalties received and write-offs, to Time Life, Inc. for the development of the print version of Taking Control of Your Health. The Company will continue to amortize this asset as royalties on sales of the print version are received from Time Life, Inc. There are certain risks and uncertainties in assuming that the sales volume of the print version will be sufficient to fully amortize this asset; however, based on the most recent review of this asset, management believes the remaining balance will be realizable. Management will continue to review this asset's valuation for impairment.

This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specifically, statements relating to expected increases in revenues from web site sponsorship, advertisement and commissions on products sold over the web site; royalties on revenues generated by the Mayo Health O@sis site, revenues arising from contract development work, and sufficiency of working capital depend, among other things, on successful negotiations with third parties, and consumer demand for the information that the Company's OnHealth web site provides.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for this filing.

                            PART II OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

In March 1996, the Company commenced an action seeking replevin of certain computer equipment leased to a former contractor, Viridis. In May 1996, Viridis expanded the scope of the action by filing a cross-complaint against the Company alleging that the Company breached contractual obligations and committed various torts by ending its business relationship with Viridis and seeking $10 million. In October 1997, the Company and Viridis entered into a settlement agreement resolving all disputes between them. IVI made an initial payment of $225,000 and is paying $125,000 in 15 monthly installments ending in December 1988, and issued 175,000 shares of restricted IVI common stock to Viridis' designee at an estimated value of $433,125. An additional $25,000 is due if IVI's AHN payments resume.

In February 1996, an action in the District Court of Hennepin County (Minnesota) was brought by T. Randal Productions et al. against the Company and one current and two former employees. The plaintiffs made various allegations, including misappropriation of corporate opportunities and trade secrets by the Company and its employees and sought award of monetary damages, exemplary damages and royalties substantially in excess of $10.0 million. In October 1997, a jury found that there was no joint venture between T. Randal and the Company and/or any of its employees but awarded T. Randal $480,000 for damages sustained to its business. The jury verdict is subject to motions for a new trial, amended findings and for judgment notwithstanding the verdict and to appeal to the Court of Appeals.

In 1996, Berkshire Multimedia Group, Inc. ("Berkshire") initiated mediation regarding a dispute with the Company. Shortly after an unsuccessful mediation conference was held in September 1996, Berkshire filed a demand for arbitration alleging that the Company breached its obligations under a contract. An arbitration hearing was completed in January 1997, and in February 1997 the arbitration panel awarded Berkshire $300,000. Hennepin County (Minnesota) District Court vacated that award on May 29, 1997, and Berkshire has appealed the case. The appeal was recently heard by the court of Appeals but no decision has yet been rendered.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

In October 1997, the Convertible Subordinated Debentures and the Convertible Redeemable Preferred Stock were converted to common stock at a rate of $2.00 per share, resulting in the issuance of 2,750,000 shares of common stock.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are included herein:

         (10.1) Settlement Agreement and Mutual Release dated September 12, 1997 between the Company and Mayo Foundation for Medical Education and Research.

         (10.2)   Sublicense  Agreement  dated  September  12, 1997  between the
                  Company  and  Mayo   Foundation  for  Medical   Education  and
                  Research.

         (11)     Computation  of per share loss.

         (27)     Financial Data Schedule (included only in electronic version).

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997

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

Date:  November 7, 1997