Form 10-K
period 1997-12-31
IVI PUBLISHING INC
filed 1998-04-15
CIK 910391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the fiscal year ended December 31, 1997

                         Commission file number 0-22212

                              IVI PUBLISHING, INC.
             (Exact name of registrant as specified in its charter)

        Minnesota                                          41-1686038
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)
   808 Howell Street, Suite 400
       Seattle, Washington                                    98101
(Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code (206) 292-6247



        Securities registered pursuant to Section 12(b) of the Act:  NONE
          Securities registered pursuant to Section 12(g) of the Act:

    Title of each class                Name of each exchange on which registered
-----------------------------          -----------------------------------------
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 8, 1998 was $74,113,657.

     The number of shares outstanding of the issuer's classes of common stock as of April 8, 1998: Common stock, $.01 Par Value: 10,135,201

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I
ITEM 1.  BUSINESS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," believe," "plan," "estimate," "expect," "seek," "intend," and other forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its business model, the intensely competitive nature of the online environment, risks associated with capacity constraints and the management of Company growth. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

GENERAL

IVI Publishing, Inc. (the "Company" or "IVI") intends to become the premier network of health-related channels on the World Wide Web to help adults make smarter, better-informed health decisions. IVI was incorporated in August 1990 in the State of Minnesota under the name Interactive Television, Inc. Its name was subsequently changed to Interactive Ventures, Inc. in March 1991, and to IVI Publishing, Inc. in August 1993. IVI has created interactive programs for some of America's best-known content owners. The Company has also distributed content in various forms of media and in partnership with some of America's most prestigious media firms. Historically, IVI's attention and resources have been directed to the cable television, CD-ROM and online interactive media markets. The Company expects to leverage its years of experience in developing content for interactive media, its skill in working with third-party medical content providers, and its knowledge of consumers of medical information to develop the leading online health information network.

The Company's flagship site, OnHealth, opened in July 1997 and is currently being enhanced and redesigned. The Company intends to re-release OnHealth in the third quarter of 1998. To reflect its new Web-oriented focus, the Company plans to propose to shareholders at the 1998 Annual Meeting a corporate name change to "OnHealth Network Company."

The Company's common stock is listed on the NASDAQ SmallCap Market under the symbol "IVIP." Information contained on the Company's Web site is not deemed to be a part of this Annual Report on Form 10-K.

The Company plans to distinguish itself in the market for consumer health-related information and commerce by "cutting through the clutter" of the Internet and locating and packaging the best informational, transactional and archival content for its customers. By doing so, the Company will attain high levels of targeted usage and an attractive editorial context, both of which are necessary for creating an advertising-supported medium.

IVI's first Web venture was the development, production, and hosting of Mayo Health O@sis which was jointly owned with the Mayo Foundation and which went live in July 1996. Under the initial intent of the venture, the Mayo Foundation was to provide intellectual property and IVI Publishing was to provide production, hosting and marketing services. Revenues were to be split between the companies. IVI transferred full ownership of the Mayo O@sis website to Mayo Foundation in September 1997. See "Mayo Relationship and Transfer of Ownership of Mayo Health O@sis Web Site."

The Company's previous principal line of business consisted of CD-ROM development, production, and distribution. IVI's best-known title has been Mayo Clinic Ultimate Medical Guide. The Company has also produced numerous other CD-ROM titles. IVI continues to distribute these products through retail channels and computer OEM (bundling) channels.

IVI has had a significant venture with Time Life Books, including the production of a CD-ROM, "Taking Control of Your Health" as well as other titles. The Company is also a supplier of content to America's Health Network (AHN), a health and medical cable TV network, which began with AHN's launch in March 1996. IVI also develops web sites for third parties. To date, web development customers have been primarily from the medical field.

The Company's net revenues have declined 69% in the past two years to approximately $3.8 million in 1997. This is largely attributable to the shift in the Company's focus from CD-ROM publishing and marketing to online publishing. Management anticipates that the shift in focus will result in growth in revenues and in positive net income in future years. The Company has accumulated net losses of approximately $78.6 million through December 31, 1997.

WEB ACTIVITIES: CURRENT

The Company believes that it will be able to create the best online resources for equipping users to actively and successfully manage their health and well-being. By doing so, management believes that it can create a large, loyal and active user base, and, by extension, that it can create a significant hub for online advertising and transactional commerce. The key attributes for success in this venture include building deep, high-value editorial content (proprietary, licensed, and linked); developing a friendly, accessible and useful editorial character; creating an image of trust and credibility; encouraging a sense of community among site users; and striving to develop the OnHealth brand as the leading brand in its segment.

WEB ACTIVITIES: PROSPECTIVE

The Company intends to launch a family of Web sites that leverage the branding, customer set, and market awareness created by the OnHealth site. The editorial focus, business models, and revenue streams of these additional sites are still under development. Collectively, IVI intends to call these sites and the OnHealth flagship site the OnHealth Network.

OTHER IVI ACTIVITIES

Agreement With and Investment in America's Health Network ("AHN")

         As part of its integrated publishing strategy, the Company has developed a strategic relationship with AHN to provide health and medical programming on cable television. AHN has developed a consumer health information cable television network which features a physician and other health care professionals responding to viewers' call-in questions interspersed with home shopping segments featuring health related products. AHN began broadcasting on March 25, 1996.

         The Company entered into an agreement with AHN dated May 25, 1995 (the "Agreement") pursuant to which the Company agreed to provide health and medical information for AHN's cable television programming. The Agreement provides that the health and medical content produced by the Company for broadcast on AHN shall remain the property of the Company but shall be licensed exclusively to AHN for use in a televised program. AHN has agreed to pay the Company a fee for the production of content used by AHN equal to the Company's cost of producing or obtaining the requested content plus 15%. In addition, AHN has agreed to pay the Company $11,000,000 in royalties over the life of the Agreement. The Company recognized $493,000 in royalty revenue in 1997, and applied additional payments made by AHN against previously reserved receivables. The Company expects to receive $2,250,000 in cash during 1998 under this agreement. The first $715,000 will be applied against the previously reserved receivables. The Agreement extends to five years beyond the date AHN began broadcasting. The amount of future royalties is subject to reduction, however, in the event the Company fails to deliver health and medical content in accordance with the terms of the agreement. The royalties will also be reduced to 25% of their original amount in the event the Company terminates the exclusivity provisions of the Agreement. In the event AHN achieves its revenue forecasts for its first five years of operations, the Company may earn additional royalties which are payable within 45 days after the end of the fifth year of AHN's operations.

         The Company holds an equity position in AHN which it acquired in March 1994 in exchange for an investment of $2,000,000, which was expensed in 1994. AHN subsequently has acquired additional financing from other investors. The Company estimates that its percentage interest in the equity of AHN at December 31, 1997 is approximately 4%.

         Over the past year, AHN has been unable to consistently make the minimum payments under this agreement, due to its own lack of funding. In late 1997, however, AHN received new venture funding, became current on payments owed to IVI, and its contractual relationship with IVI continues.

Time Life Relationship

         The Company has established a strategic relationship with Time Life to broaden its content base. In February 1994, the Company entered into a license agreement (the "First Time Life Agreement") with Time Life for the exclusive license to develop, manufacture and distribute to third party resellers interactive multimedia versions of six Time Life books. In September 1994, the Company and Time Life entered into a second license agreement (the "Second Time Life Agreement") which grants the Company an exclusive right-of-first-offer for the right to publish non-print versions for any and all health and/or medical material and/or titles which Time Life intends to publish for commercial purposes in print media.

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

         As compensation for developing the Taking Control of Your Health concept, the Company granted Time Life 60,000 restricted shares of its Common Stock. Under the Second Time Life Agreement, the Company funded Time Life's development of the print version of the series at an estimated cost of approximately $2.2 million through September 1996. At December 31, 1996, the Company recorded an asset of $1,778,000, which represented the Company's payments to Time Life, net of royalty payments received from Time Life. The Company's policy was to amortize this asset over the period that revenues were recognized. During 1997, revenues from the print version were not as high as anticipated, and management determined that the asset was not realizable. Accordingly, the Company wrote-off the then remaining asset balance and expensed $1,741,000 in general and administrative expenses. Time Life retains the right for marketing and distributing the print version of each title while the Company has the sole right for the marketing and distribution of the non-print versions of the title. The Company has the right to receive a royalty from Time Life for the sale of the print version of the title and has a royalty-free license for the distribution of the electronic version of the title. The term of the license is perpetual from the date the title was accepted by the Company. Time Life has the right to approve the final versions of the title, which approval shall not be unreasonably withheld, prior to distribution. To date, Time Life has not refused approval for a title developed by the Company.

Massachusetts Medical Society License Agreement

         In November 1994, the Company and Massachusetts Medical Society ("MMS") entered into a license agreement pursuant to which the Company was granted an exclusive license to develop and distribute to end users the digital format versions of the monthly newsletter "Health News" currently published by MMS. In exchange for these rights, the Company assisted MMS with the funding of the newsletter at a rate of $250,000 per year for the three years ended November 1997. The Company will also pay MMS a royalty based on a percentage of the net revenues earned by sale of the digital format versions of the newsletter.

         The term of the license agreement is five years after the date on which the design format was approved by MMS and the content was available to the Company and will thereafter automatically renew for periods of one year each. MMS has the sole right to and responsibility for the marketing and distribution of the title in any non-digital format. MMS has the right to approve the final form of each digital newsletter, which approval shall not be, and to date has not been, unreasonably withheld or delayed, prior to distribution.

Web Site Production

         The Company operates a New Media division whose goal is to build Web sites for third parties. Third party customers currently include Searle, North Memorial Hospital, MGI Pharma, and St. Jude Medical Center.

Mayo Relationship and Transfer of Ownership of Mayo Health O@sis Web Site

         Until the third quarter of 1997, the Company's relationship with Mayo had been one of the most significant elements in the Company's development. Mayo Foundation, parent corporation for Mayo Foundation for Medical Education and Research, is the legal entity under which Mayo Clinic Group Practices, Mayo Medical School and certain other Mayo institutions operate. In September 1997, the Company completed a transfer of control and ownership interest in the Mayo Health O@sis Internet web site to Mayo. The principal terms of the transfer of ownership included: 1) Mayo made a cash payment to the Company of $2.7 million;
2) Mayo returned 490,000 shares of the Company's common stock which Mayo had received as partial payment in two previous license agreements with the Company;
3) Mayo agreed to make payments to the Company of certain royalties on all net revenues received by Mayo in connection with O@sis and certain non-O@sis Internet projects through the year 2001; 4) Mayo was released from the Company's previously granted "right of first offer" on all Mayo products published in electronic media; and 5) Mayo assumed all O@sis operational expenses retroactive to January 1, 1997. In addition, the Company is no longer required to gain Mayo's approval before entering into agreements concerning the health or medical education materials of another entity.

         Current Mayo License Agreements

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

         In April 1993, the Company and Mayo entered into a License Agreement (the "1993 License Agreement") which granted the Company an exclusive license to develop, produce and market up to ten title areas with specific content to be determined jointly by Mayo and the Company, in all digital optical electronic publishing formats. The licenses with respect to the ten title areas are severable, so that if one is terminated the others are not affected. Mayo retains the right to market the titles developed under the 1993 License Agreement to end users or persons employing or educating end users. The term of the license is ten years for each title from the date of first commercial sale. The term as to any new edition of a title recommences when the new edition is released. Mayo retains broad approval rights with respect to the substance of each title, the marketing plan, the business plan and advertising and distribution and also receives a royalty based on a percentage of net sales for each title. All of the Company's CD-ROM titles produced in conjunction with Mayo, excluding Mayo Clinic Family Health Book, were granted under the 1993 License Agreement.

         In September 1994, the Company and Mayo entered into another License Agreement (the "1994 License Agreement") which grants the Company, for a period of five years, the right to produce up to five additional titles in various interactive or multimedia formats. The licenses with respect to each other are severable so that if one is terminated the others are not affected. The term of the license is ten years from the date of first commercial sale and the term, as to any new edition of a title, recommences when the new edition is released. Mayo Health O@sis, which was sold back to Mayo in September 1997, is the only title produced under the 1994 License Agreement.

         Mayo CD-ROM Titles

         Pursuant to its still existing license agreements with Mayo (see "Mayo License Agreements"), the Company markets six consumer reference titles or packages and one professional title, all on CD-ROM.

                        Consumer Reference CD-ROM Titles

         Mayo Clinic Family Health. This title is a source of health care information for family members of all ages, including information on nutrition, wellness, first aid, the health care system and the symptoms, prognosis and treatment for more than 1,000 diseases and disorders. In September 1997, the Company introduced the updated version 4.0 of Mayo Clinic Family Health, adding built-in Microsoft Internet Explorer browser support for linking to Mayo Health O@sis web site, several new graphics and illustrations and a new Personal Food Pyramid.

         Mayo Clinic Family Pharmacist. Released in June 1994 and updated with a new 1997 drug database, this title is a comprehensive home reference guide to prescription and over-the-counter medications and therapeutic and diagnostic procedures. The USP, DI Volume II, "Advice for The Patient" (The United States Pharmacopeial Convention, Inc.) is the core database for the disc and has been supplemented with information provided by pharmacists and physicians from Mayo. The Company also added built-in Microsoft Internet Explorer browser support for linking to Mayo Health O@sis on the Internet.

         Mayo Clinic Ultimate Medical Guide II. Released in September 1997, it is a combination of the latest versions of both Mayo Clinic Family Health and Mayo Clinic Family Pharmacist packaged together. This powerful combination of two highly-acclaimed titles is packed with information essential to family health. With Mayo Clinic Family Health, consumers can search for in-depth facts about diseases, nutrition, anatomy, common symptoms, home safety and more. Mayo Clinic Family Pharmacist offers details on thousands of drugs, early detection and first aid.

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

                            Professional CD-ROM Title

         PrimePractice. This title is a comprehensive resource developed to meet the ongoing education needs of primary care physicians. PrimePractice is a CD-ROM series marketed to physicians in North America specializing in internal medicine, general practice or family practice. The first issue of this series was completed in July 1994 and the last in December 1996. Subscribers to PrimePractice receive a CD-ROM series covering current topics of interest to primary care physicians including the latest developments in cardiovascular disease, endocrinology, gastroenterology, hematology, pulmonary medicine and other areas. Each issue of the series provides the physician with ten hours of continuing medical education credits (CME). By subscribing to the series, a physician can obtain up to 40 hours of CME on an annual basis. Although requirements for annual CME vary from state to state, most primary care physicians are required to obtain 50 hours of CME per year.

         In December 1995, the Company entered into a Distribution Agreement with Churchill Livingstone whereby Churchill Livingstone agreed to market PrimePractice to physicians and others with influence over physicians' continuing education. Before entering into this agreement, the Company marketed PrimePractice through its own sales staff, catalogs and health sciences bookstores. Churchill Livingstone was acquired by Harcourt Brace, Inc. in September 1997 and the Company and representatives of Harcourt Brace, Inc. are currently discussing a termination and settlement related to the Distribution Agreement.

Agreement With Davidson & Associates, Inc. for CD-ROM Distribution

         In late 1995, the Company entered into an agreement with Davidson & Associates, Inc. to strengthen distribution capabilities. Under the agreement, Davidson handles the sales and marketing of the Company's consumer oriented family health reference CD-ROM titles. Davidson is a leading publisher and distributor of multimedia educational and entertainment software for both the home and school markets. As such, the Company believes that this agreement has provided greater access to consumer channels while enabling the Company to focus its marketing and sales staff on the Company's online business.

Marketing, Distribution and Manufacturing of CD-ROMs

         The Company's non-retail distribution is done outside of the Davidson agreement. This includes arrangements and sales to original equipment manufacturers ("OEM") for bundling with the OEM's hardware. Bundling consists of selling software titles to computer hardware vendors and computer and peripheral manufacturers for inclusion with their products. In addition to revenue, bundling creates positive word-of-mouth endorsements from consumers of the Company's titles which could ultimately lead to greater sales at the retail level.

         The number of CD-ROM titles competing for retail shelf space has increased substantially in recent years. In addition, the distribution channels through which the Company sells its products are known for rapid change. Mergers, consolidations and financial difficulties of both distributors and retailers are typical as is the emergence of new retailers. This environment breeds an intense competition among software products for shelf space and retailer support. In order to remain competitive and maintain distributor relationships, the Company's policy is to accept product returns from its distributors.

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

MARKETING AND PROMOTION

The Company's strategy is designed to strengthen the OnHealth brand name, drive traffic to the network of OnHealth Network sites, build the duration and frequency of visitor usage, encourage user loyalty and develop incremental revenue opportunities. Some of the specific strategies that are, or will be, employed to do so include:

Advertising: Raising awareness of the OnHealth brand through banner advertising campaigns in relevant high-traffic sites. Online advertising may also be supplemented through brand based media outside the web.

Public relations: An active campaign by which the OnHealth brand and its products are highlighted in news, features and related editorial contexts to increase consumer and trade awareness.

Promotion: Traffic building programs with publicity value will be implemented quarterly. Relevant and preferred listings in directories, databases and search engines will also be pursued.

Cooperative Marketing: Co-promotion through compatible editorial sites and media partners.

Syndication: OnHealth editorial content will appear on other sites, in exchange for payment or for promotional consideration.

CONTENT STRATEGY

The Company's goals for its editorial content are to create high-value, useful, accessible, and trustworthy editorial elements for its users. These elements may be:

Proprietary:   Created   exclusively  for  OnHealth  by  Company   employees  or
contractors.

Syndicated:   Licensed  for  distribution  via  OnHealth,  on  an  exclusive  or non-exclusive basis.

Linked: OnHealth may "point" to other content elsewhere on the World Wide Web. Although this content is not exclusive to OnHealth, the Company adds value by finding and pre-qualifying the best health-related content on the Internet.

Additional content to be added to the Network in the future may include high-value content, which may be licensed in context of user models that go beyond advertising support.

Management believes that through a combination of these content strategies, the OnHealth brand can create a unique product that will have more user value and will have a potential for greater levels of usage than any health-related content now on the World Wide Web.

TECHNOLOGY

The Company has implemented, and intends to continue to implement, a combination of proprietary technologies developed in-house by the Company and commercially obtained, licensed technologies. These technologies are employed in hosting the Company's Web sites, delivering licensed and original content and advertising, supporting content development and maintenance, transaction processing, security, and back-end functions.

COMPETITION

The editorial environment in interactive media is new, highly competitive and rapidly evolving. The competitive frame varies depending upon the area of the company.

Online Competitors

There is significant interest in health-related content among online consumers. Demographic factors and the growth of online audiences suggest that the popularity of this content will continue to increase. Similarly, major health advertisers are showing increased levels of interest in the Internet.

The key operators of health-related sites on the Internet today include:

Divisions or affiliates of print publishers, including Healthy Ideas (Rodale Press), Phys (Conde Nast), and Thrive (jointly owned by Time Inc. and America Online).

Ventures of online service firms, including Better Health (iVillage) and Thrive (partly owned by America Online and Time Inc.).

Public Sector and institutional sites, including the National Institute of Health and university sites. While these sites compete for viewer time and attention, they do not typically compete for advertising or transactional revenues.

Commercial online services, principally the proprietary health-related content presented to subscribers to America Online and Microsoft Network.

Internet  sites other than  health-related  sites,  including  general  interest
sites,   such  as  news  sites  and  search  engines,   which  often  host  some
health-related content in context of other editorial materials.

In addition, the online sites compete to some extent with other media, including print and television. The Company believes that the principal competitive factors which differentiate OnHealth from competing brands and sites include timeliness of content, the users' perception of content interactivity, content reliability and trustworthiness, design and usability factors, comprehensiveness and level of promotion.

This level of competition may result in an environment in which content or promotional expenses to the Company increase. It may also result in a higher level of competition for key promotional vehicles. The known and prospective competitors to the Company are often significantly larger and better financed than the Company and will likely be better able to afford a more intense competitive environment than the Company.

Web Site Production Competitors

The Company's web site production business competes with development resources in independent production shops, advertising agencies and client companies' in-house production resources. The Company believes that competitive factors that favor IVI's Web site production business include better knowledge of the health marketplace, Company relationships acquired through the OnHealth Network and an established base of talented professionals.

CD-ROM Competitors

The intense competition in the consumer software business continues to accelerate as an increasing number of companies, many of which have financial, managerial, technical and intellectual property resources greater than those of the Company, offer products that compete directly with one or more of the Company's products. In the CD-ROM line of business, the Company competes with other CD-ROM publishers for rights acquisition, retail and OEM distribution and retail shelf space. The key competitive factors that may favor the Company include the brand names on some of its successful titles and its existing retail distribution relationships.

INTELLECTUAL PROPERTY

The Company regards its copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to its success, and relies on trademark, copyright, trade secret and patent protection to protect its proprietary rights. While the Company tries to assure that the quality of its brand is maintained through such actions, there can be no assurance that steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe on the Company's intellectual property. In addition, there can be no assurance that third parties will not assert infringement claims against the Company which, even if not meritorious, could result in the expenditure of substantial resources and management effort.

EMPLOYEES

As of March 31, 1998, the Company employed 25 people on a full-time basis. As the situation arises, the Company also uses part-time employees. None of the Company's employees are represented by a labor union and the Company considers its relationship with its employees to be good. The Company believes that some measure of its future success is dependent upon attracting and retaining qualified employees, and competition for hiring such employees is intense.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to other information in this Annual Report on Form 10-K, the following factors should be considered in evaluating the condition and prospects of the Company. These factors may have a significant impact on the Company's future operating results.

Limited Operating History and Accumulated Deficit

The Company was incorporated in 1990 and has been operating continuously since 1991. However, it has only been active online since 1996. The Company, therefore, has a limited history of operation on which to base analysis of financial results.

Since its founding in 1990, the Company has generated an accumulated deficit of approximately $78.6 million. The Company's ability to return profits to its investors will be dependent upon creating services with high degrees of leverage. In turn, that will require creation of significant revenue streams from its online properties, earning substantial gross margins on those revenue streams and controlling its costs of operation.

The Company anticipates continued operating losses in the near future, as the OnHealth flagship site is redesigned and the OnHealth Network is enhanced. There is no assurance that the Company will ever attain profitability.

Unpredictability of Future Revenue Streams

Since the Company's online operating history is very limited and the economics of the Internet are still evolving, it is difficult to forecast future revenues with a high degree of accuracy. While the investments that the Company plans in personnel, product and development are largely fixed and are committed to in the near term, the expected operating profits are highly variable with respect to consumer demand over the longer term. For this reason, shortfalls in consumer demand will have a significant negative impact on Company profitability.

Results are expected to vary to some extent on a quarterly basis. The advertising and retail industries typically experience their best quarter in the fourth quarter of each year, and to the extent that the Company relies upon advertising and transactional revenues, its revenues will be similarly variable. Due to the health related nature of editorial content, management believes that OnHealth revenues will not be as seasonal as the remainder of the advertising and retail industries.

The Company expects that its CD-ROM sales will be subject to the seasonality that generally affects the computer software business. Typically net revenues, gross margins and operating income are fairly constant in the first, second and third quarters and are highest during the fourth quarter. This seasonality is due principally to the increased demand for the Company's CD-ROM products during the holiday season. Because revenues from other segments of the Company's integrated publishing strategy are not subject to the same seasonality, the development of these aspects of the Company's business in 1997 did reduce the impact the seasonality in the CD-ROM segment of the Company's business has on the Company's operations.

Competition

There are a number of competitors currently delivering online health content, and it is likely that more competitors will emerge in the near future. Many of today's competitors are better financed, have longer operating histories and better brand recognition than the Company, and some have internal distribution or cross-promotional opportunities to support their online ventures that the Company does not have and can not replicate for a reasonable investment. It is possible that existing or emerging competitors may be able to secure critical editorial content or distribution relationships on an exclusive basis, or may raise a provider's expectation about the value of such assets. For these reasons, increased competition may result in diminished profit margins, market share or brand value.

The Company expects that competition will increase online in the future,  due to
more   entrants   introducing   competitive   products,   and  due  to  industry
consolidation, which can result in better-financed competitors.

The intense competition in the consumer software business continues to accelerate as an increasing number of companies, many of which have financial, managerial, technical and intellectual property resources greater than those of the Company, offer products that compete directly with one or more of the Company's products. Sales of products on older platforms have declined, and there can be no assurance that sales of these products will not decline further or experience lower than expected sales levels. There can be no assurance that sales of the Company's existing products will continue to sustain market acceptance and to generate significant levels of revenue in subsequent quarters. In addition, retailers of the Company's products typically have a limited amount of shelf space and promotional resources for which there is intense competition. There can be no assurance that retailers will continue to purchase all of these products or provide these products with adequate levels of shelf space and promotional support.

Risks Related To System Development and Operation

The enhancement of onhealth.com as part of the OnHealth Network is dependent upon various development efforts which will be performed by in-house Company employees and by contractors. There can be no assurance that this development effort will be completed in a timely fashion. To the extent that development is incomplete or delayed, the Company will incur additional development expense and may lose a portion of its advantage to competitors.

All companies that rely on the Web are dependent upon the continuous, reliable and secure operation of Web servers and related hardware and software. To the extent that service is interrupted, consumers will be inconvenienced and commercial clients will suffer from a loss in advertising or transaction delivery. These shortfalls will directly result in a revenue loss to the Company.

The Company's computer and communications hardware are protected through physical and software safeguards. However, they are still vulnerable to fire, earthquake, flood, power loss, telecommunications failures, physical or software break-ins and similar events. The Company does not have full redundancy for all of its computer and telecommunications facilities and it does not carry business interruption insurance to protect it in the event of a catastrophe. Such an event could lead to significant negative impacts on the Company's operating results and financial condition.

Management of Potential Growth

To accommodate the demand of additional editorial content and distribution channels for the OnHealth Network, the employee base could grow significantly from the March 31, 1998 level of 25 employees. The expansion of the Company's workforce could place a significant strain on the Company's management, financial resources and infrastructure. There is no assurance that the Company will be able to attract and retain employees with the appropriate skill sets, or that the Company will be able to manage growth effectively. If the Company is unable to manage growth in the coming years, there could be an adverse affect on the Company's operations.

Risks of New Business Areas

Some of the incremental opportunities that will comprise the OnHealth Network may follow business models that are unfamiliar to the Company today, or that are completely without precedent. These expansions will require significant commitment of resources and time, and there is no assurance that the Company will benefit from being the first entrant in a new business or economic model, or that such business or economic model will be viable. It is also possible that new businesses or economic models will impair the Company's ability or reputation with respect to existing customers or suppliers, to the detriment of the OnHealth brand. A lack of market response or the failure of an economic model could have detrimental effects on the Company's results.

Risks Associated With Strategic Alliances

The Company may elect to enter into strategic alliances with respect to content provision, promotion, distribution or technology, among other areas. Such alliances carry risks that are associated with any alliance. These risks may include difficulty in coordinating the roles of strategic allies, the possibility of disruption of the Company's core business, maintenance of editorial or quality standards and the potential to damage relationships with current Company employees. There is no assurance that the Company's alliances will avoid these and similar risks.

Rapid Technological Change

The Internet's technology is changing at a rapid pace. In order to remain competitive, the Company must remain at the forefront of the new features and capabilities that are being and that will be introduced. This may entail a continuous level of development and capital spending. If the Company is unable to make these changes, for financial, operational, legal, or any other reason, it risks a loss of market share and some portion of its brand identity.

Reliance On External Content

The Company intends to produce only a portion of the editorial content that will be found on the OnHealth Network, and none of the content utilized by CD-ROM or cable television distribution media. It will be reliant on third-party firms that have the expertise, technical capability, name recognition, and willingness to syndicate product content for branding and distribution by others. As health-related content grows on the Web, there may be increasing competition for the best product suppliers, which may result in a competitor to the Company acquiring a key supplier on an exclusive basis, or in significantly higher content prices. Such an outcome could make the OnHealth Network less attractive or useful for an end user, or could reduce the profitability of IVI. Either event would have a materially adverse impact on the Company's results.

Dependence On Key Personnel

The Company is critically dependent upon its senior management team and some other key employees to create and maintain the OnHealth Network. See "Executive Officers and Key Employees of the Registrant." The Company does not carry "key person" insurance on any employee. If the Company were to lose any key employee, its financial and operational results would suffer.

Reliance On External Financing

The Company's operations generated a negative cash flow during 1997. The degree to which the Company is a net user of cash is likely to increase in 1998, as a result of the expansion plans for the OnHealth Network and as a consequence of focusing on a new business model. The Company will therefore depend upon external financing for operations and liquidity. There can be no assurance that additional capital, on a debt or equity basis, will be found, or if found that it will be on economically viable terms.

On April 10, 1998, the Company closed $5 million of new financing through a private placement transaction. The funds were invested by two institutional investors and will be used primarily for marketing and distribution purposes in association with the launch of the redesigned OnHealth.com Web site (www.onhealth.com). The investment is in the form of a 5% Convertible Redeemable Preferred Stock. The Company believes that the completion of this financing transaction will allow the Company to continue to meet its ongoing financial obligations and operate through, at least, December 31, 1998.

Governmental Regulation and Legal Issues

The Company is not governed by any laws of any government entity, other than general business and taxation regulations and the general regulations that surround online enterprises. However, with the growing popularity of online usage, various new regulations are possible which may affect privacy, intellectual property rights, marketing, pricing, content, or other issues. The adoption of additional laws in this field may reduce consumer demand for online services, or adversely impact the Company's cost of doing business. Either outcome could have a material adverse affect on the Company's financial results.

OTHER

Product Development/Research and Development

In 1997, 1996 and 1995, product development expenses were $4,243,000, $5,651,000 and $7,494,000, respectively. In addition, in 1997, 1996 and 1995, product development expenses paid for by third parties were $682,000, $1,204,000 and $1,555,000, respectively.

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

Backlog

The Company had no significant backlog at fiscal year end of 1997, 1996, or 1995.

Customers

In 1997 and 1996, the Company recognized revenue of $493,000 and $1,972,000, respectively, from the Company's content agreement with AHN. Net sales to an OEM manufacturer in 1996 totaled $1,394,000. Also in 1996, $1,000,000 of revenue was recognized from the Company's online content agreement with AT&T which was terminated in that year. No individual customer accounted for 10% of the Company's net revenues in 1995.

ITEM 2.         PROPERTIES

During 1997, the Company's principal executive and administrative offices consisted of approximately 40,000 square feet in an office building in Eden Prairie, Minnesota, a suburb of Minneapolis. The lease also covered approximately 2,000 square feet of storage space. The Company terminated the Eden Prairie lease effective March 31, 1998.

Effective in the first quarter of 1998, the Company's principal executive and administrative offices are located in Seattle, Washington. Starting in January 1998, the Company began subleasing approximately 1,500 square feet of office space in Seattle, Washington on a month-to-month basis. The Company has entered into a lease for approximately 7,000 square feet of space and anticipates moving into the new building in May 1998. The lease expires approximately 62 months from the move in date.

Effective March, 1998, the Company's sales personnel are located in an office building in Edina, Minnesota, a suburb of Minneapolis. The lease is for approximately 1,000 square feet and expires in September 1998.

The Company also leases space in the following locations: (1) 4,124 square feet in an office building in Carlsbad, California ending in approximately June 1999 and (2) 790 square feet in an office building in Carlsbad, California ending in May 1998. The Company does not currently intend to renew either of these leases.

ITEM 3.         LEGAL PROCEEDINGS

In February 1996, an action in the District Court of Hennepin County (Minnesota) was brought by T. Randal Productions et al. against the Company and one current and two former employees. The plaintiffs made various allegations, including misappropriation of corporate opportunities and trade secrets by the Company and its employees and sought award of monetary damages, exemplary damages and royalties substantially in excess of $10.0 million. In November 1997, a jury found that there was no joint venture between T. Randal and the Company and/or any of its employees but awarded T. Randal $480,000 plus interest for damages sustained to its business. The jury verdict and the resulting judgment entered by the court on March 24, 1998 is subject to motions for a new trial, amended findings and for judgment notwithstanding the verdict and to appeal to the Court of Appeals. The plaintiffs also have an action pending against certain affiliates of the Company on the same grounds on which the action against the Company was based. The Company has indemnified these principles against any damages arising out of these claims.

In 1996, Berkshire Multimedia Group, Inc. ("Berkshire") initiated mediation regarding a dispute with the Company. Shortly after an unsuccessful mediation conference was held in September 1996, Berkshire Multimedia Group filed a demand for arbitration alleging that the Company breached its obligations under a contract. An arbitration hearing was completed in January 1997, and in February 1997 the arbitration panel awarded Berkshire $300,000. Hennepin County (Minnesota) District Court vacated that award on May 29, 1997, and Berkshire appealed the case. The Court of Appeals heard the case in late 1997 and reinstated the original decision of the arbitration panel in January 1998. On
February 25, 1998, the Hennepin County (Minnesota) District Court issued an order directing that judgment be entered against the Company in the amount of $300,000 plus interest.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to the vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

Set forth, below, are the names of the executive officers and key employees of the Company as of April 8, 1998, their ages and employment for the past five years.

Name                        Age          Title
----------------------      ----         ----------------------------------------------------------
Robert N. Goodman            45           President and Chief Executive Officer of the Company
Charles A. Nickoloff         37           Vice President, Secretary, Acting Chief Financial Officer
Michael D. Conway            29           Controller, Vice President of Finance
Rebecca Farwell              36           Editor in Chief
Jim L. Dixon                 32           Vice President of Development
Deborah K. Taylor            38           Vice President of Marketing
Miriam Adelman               26           Vice President of New Media
Timothy J. Walsh             36           Vice President of Sales

Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company.

ROBERT N. GOODMAN. Mr. Goodman joined the Company in November 1997 as president and chief executive officer. From April 1997 to November 1997, he was the director of business development for MSNBC Interactive News, LLC. From December 1995 to April 1997, Mr. Goodman was an independent consultant working for Microsoft Corporation. Mr. Goodman was in the process of moving from San Francisco, CA to Seattle, WA during October and November 1995. From November 1993 to October 1995, he was Assistant General Counsel for The 3DO Company. From April 1993 to November 1993, Mr. Goodman was General Counsel for Asymetrix Corporation.

CHARLES A. NICKOLOFF. Mr. Nickoloff is a founder of the Company and has been Vice President and Secretary since operations began in February 1991. He also was a director from February 1991 to February 1998. Mr. Nickoloff has also served as Acting Chief Financial Officer since April 1996 and has held other management positions in his seven years with the Company.

MICHAEL D. CONWAY. Mr. Conway joined the Company in early January 1998 as controller and vice president of finance. From November 1997 to December 1997, he worked as an independent contractor for PhotoDisc, Inc. - a developer of high-resolution photographs on CD-ROM , and Sierra On-Line, Inc.- a leader in entertainment software and a subsidiary of Cendant. From May 1996 to October 1997, Mr. Conway served as the Accounting Manager at Sierra On-Line, Inc. From August 1994 to May 1996, Mr. Conway served as a Senior Accountant at Deloitte & Touche LLP. From October 1992 to August 1994, he held various positions at KPMG Peat Marwick including Senior Accountant. Mr. Conway received his B.A. in Economics/Accounting from Claremont McKenna College, and his M.B.A. from the Claremont Graduate School's Peter Drucker School of Management.

REBECCA FARWELL. Ms. Farwell joined the Company in early February 1998. Prior to that, she was the editorial director for Discovery Channel Online (DCOL) and Discovery Publishing. She began her career at the Discovery Channel in 1987 as the managing editor of TDC Magazine.

JIM L. DIXON. Mr. Dixon joined the Company in early January 1998 as Vice President of Development. From October 1996 to December 1997, Jim was the principal of his own business (The Voodoo Softworks), where he secured several contracts with Microsoft and other companies as an independent software development house. From March 1996 to October 1996, he was the lead developer for Alpenglow, Inc., a small multimedia and web development house. From February 1994 to March 1996, he was the lead developer for Medio Multimedia, Inc.--a producer of multimedia title and magazine CD-ROMs. And from September 1990 to February 1994, Jim was a software test manager at Microsoft, in charge of the Visual Basic products. In 1988, he graduated with a B.S. in Computer Science and Minor in Business from the Evergreen State College in Olympia, WA.

DEBORAH K. TAYLOR. Ms. Taylor joined the Company in January 1998 as Vice President of Marketing. From April 1994 to December 1997, she was employed as a Senior Vice President, Management Supervisor for Elgin DDB, the Seattle office of DDB, one of the world's largest advertising and communications agencies, managing new business and the Nordstrom retail account. From January 1990 to April 1994, Ms. Taylor was the Vice President, Account Director of McCann Erickson in Seattle, another worldwide advertising agency. At McCann Erickson, she ran the strategic communications efforts for several consumer products acccounts. Ms. Taylor has a B.A. in American History from Mills College in California.

MIRIAM ADELMAN. Ms. Adelman joined the Company in March 1998 as vice president of new media. From November 1996 to March 1998, she ran Adelwave Productions--a sole proprietorship that produced websites for Microsoft. From June 1994 to November 1996, Miriam worked as an interactive media producer and marketing consultant for Microsoft. From September 1993 to June 1994, Miriam was a freelance illustrator for print magazines. Miriam received her BA in studio art from Carleton College.

TIMOTHY J. WALSH. Mr. Walsh has been Vice President of Sales and Marketing since October 1996. Prior thereto, Mr. Walsh was the Vice President of International Operations at TRO Learning, Inc. from October 1995 to September 1996. Mr. Walsh held various other management positions during his 10 years at that company.

BOARD OF DIRECTORS AT APRIL 8, 1998

Name                            Age         Title
-----------------------         ----        -------------------------------------------------------
Michael A. Brochu               44          President and Chief Executive Officer of Primus
Robert N. Goodman               45          President and Chief Executive Officer of the Company
Ronald E. Eibensteiner          47          President of Wyncrest Capital
Alan D. Frazier                 46          Managing Partner of Frazier and Company
Timothy I. Maudlin              47          Managing Partner of Medical Innovation Partners
Ann Kirschner                   47          Vice President of NFL Interactive for NFL Enterprises
Ram Shriram                     41          Vice President of Netscape Communications
Rick Thompson                   38          Vice President Hardware Group, Microsoft Corp.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, initially offered to the public on October 6, 1993, is quoted on the NASDAQ SmallCap Market system under the symbol "IVIP."

The following table sets forth the high and low bid quotations for the Company's Common Stock as reported by NASDAQ for the last two fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

                             HIGH         LOW
1997
-----
Fourth Quarter              $ 4 1/4    $ 2
Third Quarter                 4 5/16     2
Second Quarter                3 7/8      2 1/16
First Quarter                 4 1/2      2 7/8

1996
-----
Fourth Quarter              $ 3 7/8    $ 2 15/16
Third Quarter                 7 3/8      1 1/8
Second Quarter               14 3/8      5 7/8
First Quarter                14 1/2     11 1/4

At April 8, 1998 there were approximately 125 record holders of the Company's Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which the Company obtained from its transfer agent, there are approximately 3,175 shareholders of the Company's Common Stock, including shareholders whose stock is held either in nominee name and/or street name brokerage accounts.

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

Recent Sales of Unregistered Securities.

In November 1996, the Company issued $3,500,000 of 9% Convertible Subordinated Debentures. These debentures were converted into Common Stock on October 28, 1997 at a rate of $2.00 per share, resulting in the issuance of 1,750,000 unregistered shares of Common Stock. Because the offering involved only 16 debenture holders and no general solicitation occurred, in addition to other factors, the issuance did not involve a public offering and therefore the Company relied upon Section 4(2) of the Security Act of 1933 for such issuance.

In November 1995, the Company issued 2,000 shares of 6% Series A Convertible Redeemable Preferred Stock for $2,000,000 to Davidson & Associates, Inc., in connection with entering into a distribution agreement. The Preferred Stock was converted into Common Stock on October 30, 1997 at a rate of $2.00 per share, resulting in the issuance of 1,000,000 unregistered shares of Common Stock. The Company relied on Section 3(a)(9) of the Securities Act of 1933 on the ground that the issuance was pursuant to conversion of convertible securities.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from the financial statements of the Company. For additional information, see the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                     (In Thousands, Except Per Share Data)
Statement of
     Operations Data:                                     Year Ended December 31
                                          1997         1996         1995         1994        1993
                                         --------     --------     --------      -------     --------
Net revenue                              $  3,761     $  9,470    $  11,970     $  7,013     $  2,264
Cost of revenues                            2,541        5,076        6,231        2,402          580
                                         --------     --------     --------      -------     --------
Gross margin                                1,220        4,394        5,739        4,611        1,684

Cost and expenses:
     Product development                    4,243        5,651        7,494       19,503        6,614
     Sales and marketing                    1,347        2,705        7,473        9,694        2,586
     General and administrative             6,892        6,364        5,647        5,585        1,495
     Investment in affiliate                                                       2,263
                                         --------     --------     --------      -------     --------

Loss from operations                      (11,262)     (10,326)     (14,875)     (32,434)     (9,011)

Other income, net                             315          169          641        1,177          184
                                         --------     --------     --------      -------     --------

Net loss                                  (10,947)     (10,157)     (14,234)     (31,257)     (8,827)


Preferred stock dividends                    (100)        (119)         (20)
Preferred stock accretion                     (43)         (60)
Preferred stock deemed dividend            (2,875)
                                         --------     --------     --------      -------     --------
Net loss applicable to common stock
                                         ($13,965)    ($10,336)    ($14,254)    ($31,257)    ($8,827)
                                         ========     ========     ========      =======     ========

Net loss per common share
     Basic and diluted                     ($1.73)      ($1.36)      ($1.90)      ($4.75)     ($5.11)
                                         ========     ========     ========      =======     ========


Balance Sheet Data:                                             December 31
                                          1997         1996         1995         1994        1993
                                         --------     --------     --------      -------     --------
Cash, cash equivalents and
     short-term investments               $ 2,488      $ 3,462      $ 7,759      $20,653      $19,835
Working capital (deficiency)               (1,252)       3,230        8,607       20,735       19,622
Total assets                                4,577       13,411       18,352       32,101       22,561
Convertible
    subordinated debentures                              3,500
Total liabilities                           4,559        8,606        3,627        5,133        1,556
Convertible redeemable  preferred
stock                                                    1,905        1,845
Shareholders' equity                           18        2,900       12,880       26,968       21,005


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since its inception, the Company's strategy has been to develop online and cable television platforms, as well as maintain its staple platform, CD-ROMs, in order to enhance an integrated approach to publishing electronic health and medical information. In 1997 the Company was distributing its health and medical information to end users via all three platforms. Under this strategy, the Company was never able to attain profitability, and, at December 31, 1997, had an accumulated deficit of $78,576,000. In 1997, the Company's Board of Directors revised its business strategy and brought in an entirely new management team and other key employees skilled in the development of internet websites. The Company's current strategy is to focus its resources on the development of an internet-delivered, consumer-oriented network of health and wellness sites.

Results of Operations

The following table sets forth selected income statement data of IVI Publishing, Inc. and such data as a percentage of net revenues for the three years ended December 31, 1997.

                                                             Year ended December 31,
                                                          (Dollar amounts in thousands)
                              ---------------------------------------------------------------------------------------
                                  1997                        1996                          1995
                                  ----                        ----                          ----

Net Revenues                     $   3,761         100%        $   9,470         100%         $ 11,970          100%
Gross margin                         1,220          32%            4,394          46%            5,739           48%
Operating expenses                  12,482         332%           14,720         155%           20,614          172%
Operating loss                    (11,262)       (299)%         (10,326)       (109)%         (14,875)        (124)%
Net loss                         ($10,947)       (291)%        ($10,157)       (107)%        ($14,234)        (119)%

Revenues
Revenues for 1997, 1996 and 1995 were as follows:

                                                            1997               1996               1995
                                                      -----------------  -----------------  -----------------
Product sales and licensing revenue                       $  1,990,000       $  5,152,000       $  8,333,000
Contract development revenue                                 1,220,000          1,346,000          1,637,000
Cable television licensing revenue                             493,000          1,972,000          1,000,000
Online revenue                                                  58,000          1,000,000          1,000,000
                                                      -----------------  -----------------  -----------------

Net revenues                                               $ 3,761,000       $  9,470,000        $11,970,000
                                                      =================  =================  =================

Sales  for  1997,  1996  and 1995 of  $3,761,000,  $9,470,000  and  $11,970,000,
respectively, represent a decrease of 60% from 1996 to 1997 and 21% from 1995 to 1996. The 60% decrease in 1997 is due to a substantial reduction in product sales and licensing revenue of $3,162,000, or 61%, a substantial reduction in cable television licensing revenue of $1,479,000, or 75%, and a decrease in online revenue from $1,000,000 to $58,000. The 21% decrease in 1996 is due primarily to lower product sales and licensing revenue which declined $3,181,000, or 38%, relative to the previous year. This was partially offset by a $972,000 increase in cable television licensing revenue.

Product sales and licensing revenue
Product sales and licensing revenue has declined steadily from 1995 to 1997. The decrease in revenue of $3,162,000 from 1996 to 1997 was a result of increased competition and lower unit sales as the Company shifted its focus to its online efforts and released fewer new CD-ROM products. In 1998, the Company expects a continued shift in focus toward the online efforts, and anticipates intense competition to continue in the CD-ROM business.

In late 1995, the Company signed a new CD-ROM distribution agreement which resulted in a lower net sales price to the Company on products sold and contributed to the decrease of $3,181,000 in revenue from 1995 to 1996. Also during this period, increased competition for shelf space led to further price erosion in addition to a decrease in unit sales.

Contract development revenue
Contract development revenues decreased slightly from 1996 to 1997, and from 1995 to 1996. The decrease represents managements efforts to control costs and focus on more profitable contracts.

Cable television licensing revenue
Cable television licensing revenue reflects revenue from the content and royalty agreement with America's Health Network (AHN). Under the agreement, the Company is licensing its multimedia content to AHN from May 1995 to March 25, 2001, and is to receive a minimum of $11,000,000 in licensing royalties over the life of the agreement. This revenue was being recognized evenly over the life of the contract. Due to the gradual increase in actual payments versus the straight-line revenue recognition policy, a receivable was recorded for the difference between the revenue recognized and the cash received during the early years of the contract. The $972,000 increase in revenue from 1995 to 1996 was a result of a full year of revenue in 1996 compared to a partial year in 1995. The $1,479,000 decrease in revenue from 1996 to 1997 was a result of AHN's inability to make the required payment due to its financial difficulties. In June 1997, as a result of the Company not receiving its quarterly payment, the outstanding AHN receivable was fully reserved. As a result of the uncertainty of AHN's ability to pay royalties under the agreement, the Company began recognizing royalty revenue only on a cash basis. In December, AHN resumed payments and the Company received a royalty payment of $1,313,000. This payment was applied against the previously recorded receivable, and the related bad debt reserve of $1,313,000 was reversed. At December 31, 1997, the Company has a fully reserved receivable of $715,000.

Online revenues
The online revenues recorded in 1995 and 1996 related to nonrefundable advances payable to the Company under the exclusive agreement signed with AT&T in October 1995. Online revenues decreased $942,000 from 1996 to 1997 due the discontinuance by AT&T of the AT&T Healthsite in August 1996. The $58,000 in revenue in 1997 was generated through the sale of site sponsorships, advertising and premium services on its OnHealth.com and former O@sis Web site. In September 1997, the Company entered into an agreement with Mayo Foundation which included the full transfer to Mayo of the Company's ownership interest in the O@sis Website (See Note 15 to the financial statements).

Gross Margin

Gross margin as a percentage of net revenues was 32% in 1997 compared to 46% in 1996. The decrease in gross margin in 1997 was primarily due to decreases in higher margin cable television licensing and online revenue and to a lesser extent to continued lower margin realized on CD-ROM sales.

Gross margin as a percentage of net revenues was 46% in 1996 compared to 48% in 1995. The slight reduction in gross margin percentage was due to lower gross margins realized on CD-ROM retail sales due to decreased pricing as a result of increased competition.

Operating Expenses

Product Development
Product development expenses were $4,243,000 for 1997, a decrease of $1,408,000, or 25% from 1996, due to the Company's release of fewer CD-ROM products and its shift to online publishing.

Product development expenses decreased in 1996 to $5,651,000 from $7,494,000 in 1995, or 25% resulting from fewer CD-ROM titles being developed combined with management's efforts to reduce costs.

Sales and Marketing
Sales and marketing expenses were $1,347,000 in 1997, compared to $2,705,000 in 1996. The decrease of 50% was a result of the release of fewer CD-ROM titles in 1997, decreases in expenditures to promote the Company's products and a smaller expense structure created by the downsizing of operations in late 1996.

Sales and marketing expenses were $2,705,000 in 1996, compared to $7,473,000 in 1995. The decrease of 64% is primarily a result of the delegation of retail product distribution to Davidson in September of 1995. Additionally, there were fewer CD-ROM titles in 1996 than in 1995, which contributed to reduced marketing expenses.

General and Administrative

General and administrative expenses were $6,892,000 in 1997 compared to $6,364,000 in 1996. The increase of 8% was due to extensive litigation and special charges in 1997. The Company recorded $808,000 in expenses related to a settlement of litigation with Viridis, Inc. and received an adverse jury award of $480,000, plus interest from a dispute with T. Randal Productions, et al. in 1997 (See Note 17 to the financial statements). In the fourth quarter of 1997, the Company recorded charges of $1,572,000 for the relocation of the Company's headquarters from Minneapolis, Minnesota to Seattle, Washington. These charges included $610,000 in severance to officers and employees and $973,000 for asset dispositions and lease termination costs (See Note 17 to the financial statements). Also in 1997, the Company wrote-off $1,741,000 in other assets related to an agreement with Time Life, Inc. (See Note 4 to the financial statements). Excluding the litigation and special charges, the Company's reduction in general and administrative expenses was the result of the downsizing of the facilities and personnel and management's efforts to streamline operating costs.

General and administrative expenses were $6,364,000 in 1996 compared to $5,647,000 in 1995. The overall increase of 13% was due to special charges incurred in the third and fourth quarters of 1996. These charges included $978,000 related to the downsizing of facilities and personnel. Additionally, there was a write-off of an $836,000 receivable to bad debt expense. Finally, in the fourth quarter, there was a special charge of $300,000 due to an adverse arbitration award. Excluding these special charges, the resulting decrease in general and administrative expenses was the result of management's efforts to streamline operating costs.

Interest Income (Expense)

Interest income was $106,000 in 1997 and $203,000 in 1996. The decrease of 48% was due to decreases in cash balances in 1997. Interest expense was $264,000 in 1997 compared to $34,000 in 1996. Interest expense increased in 1997 because the Company's convertible subordinated debentures were issued in late 1996 and were outstanding for most of 1997.

Interest income was $203,000 in 1996 compared to $641,000 in 1995. The decrease was due to lower cash balances.

Other Income, net

Other income was $473,000 in 1997 which included a $2,700,000 cash payment that the Company received in connection with the transfer of ownership of the Company's O@sis Web site to Mayo and an expense of $2,229,000 in connection with the Company's conversion of its Convertible Subordinated Debentures in 1997. The expense represents the excess of the fair market value of Common Stock issued over the fair value of the Common Stock issuable pursuant to the original conversion terms of the debentures. The Company did not have any other income in 1996 or 1995.

Limitation on Use of Net Operating Loss and Other Tax Credit Carryforwards

At December 31, 1997, the Company had available net operating loss carryforwards of approximately $64,699,000 and available research and development credits of approximately $326,000 for federal income tax purposes. The balance of the net operating loss carryforwards of $64,699,000 and the credits expire at various times through 2012. The research and development credits will also be subject to limitations under the regulations. These carryforwards are subject to Internal Revenue Code Section 382 which limits the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes. The Company incurred "ownership changes," pursuant to regulations currently in effect under Internal Revenue Code Section 382, as a result of sales of the Company's Preferred Stock in 1992 and 1993 and may have incurred ownership changes since that time .

Liquidity and Capital Resources

The Company's cash and cash equivalents at December 31, 1997 were $2,488,000. The Company used $909,000 of cash in operating activities in 1997, compared to $8,256,000 in 1996. The decrease in cash used by operating activities in 1997 was a result of the Company carrying a larger receivable balance in 1996 and incurring larger losses from operations, net of special charges in 1996. The Company did not generate or use significant cash in 1997 in investing or financing activities. In 1996, the Company generated $3,737,000 of cash primarily from financing activities primarily from the issuance of $3,500,000 of 9% Convertible Subordinated Debentures.

The Company believes that its cash and cash equivalents, in addition to $5,000,000 which the Company obtained in early April through a private equity placement to certain institutional investors, will be sufficient to fund its operations through December 31, 1998. (See Note 2 of the financial statements.) However, the Company's projected costs in 1998 in connection with the redesign and the launch of the onhealth.com website, and associated personnel, marketing and distribution costs, will be substantial. Any material unforeseen increases in expenses or reductions in projected revenues will likely require the Company to seek additional debt or equity financing to be able to continue operations. Because of the Company's financial history, there is no assurance that such financing could be obtained, or, if obtained that the terms of the financing would be acceptable.

Year 2000

The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company's Year 2000 initiative is being managed by internal staff. The activities are designed to ensure that there is no adverse effect on the Company's core business operations and that the transactions with customers, suppliers and financial institutions are fully supported. The Company is well underway with these efforts, which are scheduled to be completed by 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiative in not expected to be material to the Company's results of operations or financial position.

Forward-Looking Statements

Certain statements made in this Form 10-K, which are summarized here, are forward-looking statements that involve risk and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to those identified:

o The expectation that IVI will become the leading on-line health information network depends on IVI's ability to obtain high quality editorial content, its ability to implement effective traffic building programs, as well as other general market conditions and competitive conditions within this market, including the introduction and further development of competitive web sites.
o The expectation that IVI will re-release its OnHealth.com web site in the third quarter of 1998 and that it will launch a family of web sites to be included in the OnHealth network depends upon successful development efforts and meeting the currently scheduled timetable for such development, as well as being able to obtain any necessary or desired licensing or other content rights on a timely basis.
o The expectation that IVI will see a growth in revenues and positive net income as a result of its shift in focus to its on-line health network depends on customer interest, the ability to obtain successful revenue sources from advertisers, as well as other general market and competitive conditions within the on-line health network market.
o For additional information regarding forward looking statements, please refer to the first paragraph in "ITEM 1. BUSINESS" and the "ADDITIONAL
     FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS"  section  later  in  "ITEM  1.
     BUSINESS".


ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Not applicable.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The financial statements of the Company for the year ended December 31, 1997, begin on page F-1 of this report.


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

              None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

(a)      Directors of the Registrant.

         The information under the caption "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days of the fiscal year covered by this Report is incorporated herein by reference.

(b)      Executive officers of the Registrant.

         Information concerning Executive Officers of the Company is included in this Report at the end of Part I, "Executive Officers and Key Employees of the Registrant."

(c) Compliance with 16 (a) of the Securities Exchange Act of 1934.

         The information under the caption "Compliance with Sections 16(a) of the Exchange Act" in the Company's 1998 Proxy Statement is incorporated herein by reference.


ITEM 11.      EXECUTIVE COMPENSATION

         The  information  under  the  caption   "Executive   Compensation"  and
"Compensation   of  Directors"  in  the  Company's   1998  Proxy   Statement  is
incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Security Ownership Of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The following financial statements of IVI Publishing, Inc. are included in this Report:
                                                                          Page
Report of the Independent Auditors........................................F-1
Balance Sheets as of December 31, 1997 and 1996...........................F-2
Statements of Operations for the years ended December 31, 1997, 1996, and 1995..............................................................F-3
Statements of Cash Flow for the years ended December 31, 1997, 1996, and 1995..............................................................F-4
Statement of Shareholders' Equity for the years ended
    December 31, 1997, 1996, and 1995.....................................F-5
Notes to the Financial Statements.........................................F-6

         (a)(2) The following financial statement schedule of IVI Publishing, Inc. required by Item 14(d) is included in a separate section of this Report following the financial statements:

     II.      Valuation and Qualifying Accounts...........................S-1

         All other schedules to the financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

         (a)(3)   Listing of Exhibits

         The Exhibits required to be a part of this Report are listed in the Index to Exhibits which follows the Financial Statement Schedule.

         (b)     Reports on Form 8-K

         A Form 8-K was filed on November 10, 1997 to report the jury verdict rendered on the T. Randal Productions, Inc. lawsuit. (See notes to financial statements). On November 12, 1997 an 8-K was filed to report the settlement of the Viridis, Inc. lawsuit. (See notes to financial statements). The Company also reported the conversion of its convertible subordinated debentures into 1,750,125 shares of common stock. As well as, the conversion of its preferred stock into 1,000,000 shares of common stock. These conversions ocurred on October 28 and October 30, respectively. On November 18, 1997 a Form 8-K was filed which showed a pro forma capitalization table at September 30, 1997 to reflect the conversions.

         (c)     Exhibits

         Included in Item 14(a)(3) above.

         (d)     Financial Statement Schedules

         Included in Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the 14th day of April, 1998.
                                      IVI PUBLISHING, INC.

                                      By: /s/ Robert N. Goodman
                                          Robert N. Goodman
                                          President and Chief Executive Officer

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
                               (Power of Attorney)
         Each person whose  signature  appears  below  constitutes  and appoints
Robert Goodman and Michael Brochu as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

          Signature                                           Title                                    Date

/s/ Robert N. Goodman               President, Chief Executive Officer and Director              April 14, 1998
        Robert N. Goodman           (Principal Executive Officer)

/s/ Charles A. Nickoloff            Vice President and Acting Chief Financial Officer            April 14, 1998
        Charles A. Nickoloff        (Principal Financial and Accounting Officer)

                                    Chairman of the Board
        Michael A. Brochu

/s/ Alan D. Frazier                 Director                                                     April 14, 1998
         Alan D. Frazier

/s/ Ronald E. Eibensteiner          Director                                                     April 14, 1998
     Ronald E. Eibensteiner

/s/ Timothy I. Maudlin              Director                                                     April 14, 1998
        Timothy I. Maudlin

/s/ Ann Kirschner                   Director                                                     April 12, 1998
          Ann Kirschner

/s/ Ram Shriram                     Director                                                     April 9, 1998
           Ram Shriram

/s/ Rick Thompson                   Director                                                     April 9, 1998
          Rick Thompson


                       REPORT OF THE INDEPENDENT AUDITORS



The Board of Directors and Shareholders
IVI Publishing, Inc.

         We have audited the accompanying balance sheets of IVI Publishing, Inc. as of December 31, 1997 and 1996, and the related statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IVI Publishing, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                      /s/   ERNST & YOUNG LLP



Minneapolis, Minnesota
February 12, 1998, except for Note 2 as
   to which the date is April 13, 1998

                           IVI PUBLISHING, INC.
                              BALANCE SHEETS
                  (In Thousands, Except Per Share Data)

                                                       December 31
                                                ---------------------------
                                                   1997           1996
                                                -----------   -------------
    ASSETS

    Current assets:
        Cash and cash equivalents                   $2,488          $3,462
        Accounts receivable, net of allowances
           for returns and doubtful accounts of
          $1,011 in 1997 and $277 in 1996              337           4,134
        Inventories                                    150             155
        Other current assets                           332             585
                                                -----------   -------------
    Total current assets                             3,307           8,336

    Furniture and equipment:
        Computers and software                       2,856           4,583
        Office equipment                             1,403           1,546
        Leasehold improvements                           -             683
                                                -----------   -------------
                                                     4,259           6,812
        Accumulated depreciation                    (2,989)         (3,622)
                                                -----------   -------------
                                                     1,270           3,190

    Long-term receivables and other assets               -           1,885
                                                -----------   -------------

    Total assets                                    $4,577         $13,411
                                                ===========   =============

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
        Accounts payable                            $1,919          $3,206
        Other accrued expenses                       2,640           1,900
                                                -----------   -------------
    Total current liabilities                        4,559           5,106

    Convertible subordinated debentures                  -           3,500

    Convertible redeemable preferred stock               -           1,905
        (redemption value of $2,000)

    Shareholders' equity:
        Common stock, $.01 par value:
            Issued and outstanding shares -
                10,106 and 7,612  at December 31,
                1997 and 1996, respectively            101              76
        Additional paid-in capital                  78,493          70,453
        Accumulated deficit                        (78,576)        (67,629)
                                                -----------   -------------
    Total shareholders' equity                          18           2,900
                                                -----------   -------------

    Total liabilities and shareholders' equity      $4,577         $13,411
                                                ===========   =============

    See accompanying notes.

                              IVI PUBLISHING, INC.
                            STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                    Year Ended December 31
                                              --------------------------------

                                                1997        1996        1995
                                              --------    --------    --------


Net revenues                                  $  3,761    $  9,470    $ 11,970
Cost of revenues                                 2,541       5,076       6,231
                                              --------    --------    --------
Gross margin                                     1,220       4,394       5,739


Operating expenses:
     Product development                         4,243       5,651       7,494
     Sales and marketing                         1,347       2,705       7,473
     General and administrative                  6,892       6,364       5,647
                                              --------    --------    --------
Loss from operations                           (11,262)    (10,326)    (14,875)

Interest income                                    106         203         641
Interest expense                                  (264)        (34)       --
Other income, net                                  473        --          --
                                                          --------    --------
Net loss                                       (10,947)    (10,157)    (14,234)
                                              ========    ========    ========


Preferred stock dividends                         (100)       (119)        (20)
Preferred stock accretion                          (43)        (60)       --
Preferred stock deemed dividend                 (2,875)       --          --
                                              --------    --------    --------
Net loss applicable to
     common shareholders                      ($13,965)   ($10,336)   ($14,254)
                                              ========    ========    ========

Net loss per common share --
     basic and diluted                        ($  1.73)   ($  1.36)   ($  1.90)
                                              ========    ========    ========

Weighted average number of
     common shares outstanding                   8,056       7,580       7,484
                                              ========    ========    ========

See accompanying notes.

                                                IVI PUBLISHING, INC.
                                              STATEMENTS OF CASH FLOW
                                                   (In Thousands)

                                                                             Year Ended December 31
                                                                      --------------------------------
                                                                          1997        1996        1995
                                                                      --------    --------    --------
Operating activities:
     Net loss                                                         ($10,947)   ($10,157)   ($14,234)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
          Debenture conversion to equity                                 2,229
          Depreciation                                                   1,252       1,409       1,403
          Loss (gain) on disposal of furniture and equipment               711          (3)        (96)
          Common stock issued as litigation settlement                     433
          Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                   3,797        (926)        240
            Decrease in inventories                                          5         666         363
            Decrease (increase) in other current assets                    253        (139)        137
            Decrease (increase) in other long-term assets                1,885        (585)       (365)
           (Decrease) increase in accounts payable                      (1,287)        843      (1,750)
            Increase in other accrued expenses                             760         636         224
                                                                      --------    --------    --------
     Net cash used in operating activities                                (909)     (8,256)    (14,078)

Investing activities:
     Purchase of furniture and equipment                                  (104)       (288)     (1,026)
     Proceeds from disposal of furniture and equipment                      61         510         199
     Purchase of short-term investments                                                         (4,388)
     Maturity of short-term investments                                                         22,218
                                                                      --------    --------    --------
     Net cash (used in) provided by investing activities                   (43)        222      17,003

Financing activities:
     Net proceeds from issuance of convertible
            redeemable preferred stock                                                           1,845
     Preferred stock dividends paid                                       (120)       (119)
     Proceeds from exercised stock options                                  98         356         166
     Proceeds from issuance of convertible
          subordinated debentures                                                    3,500
                                                                      --------    --------    --------
     Net cash (used in) provided by financing activities                   (22)      3,737       2,011
                                                                      --------    --------    --------

Net (decrease) increase in cash and cash equivalents                      (974)     (4,297)      4,936
Cash and cash equivalents at beginning of year                           3,462       7,759       2,823
                                                                      --------    --------    --------
Cash and cash equivalents at end of year                              $  2,488    $  3,462    $  7,759
                                                                      ========    ========    ========

See accompanying notes.

                                               IVI PUBLISHING, INC.
                                        STATEMENT OF SHAREHOLDERS' EQUITY
                                      (In Thousands, Except Per Share Data)

                                                 Common                 Additional                       Total
                                                 Shares       Common     Paid-In       Accumulated   Shareholders'
                                               Outstanding    Stock      Capital        Deficit         Equity
                                              ------------------------ ------------- --------------- --------------

Balance at December 31, 1994                         7,478        $75       $70,131        ($43,238)       $26,968

Issuance of common stock
    through exercise of options                         46                      166                            166

Dividends on convertible
    redeemable preferred stock
    ($.01 per share)                                                            (20)                           (20)

Net loss                                                                                    (14,234)       (14,234)
                                              ------------- ---------- ------------- --------------- --------------

Balance at December 31, 1995                         7,524         75        70,277         (57,472)        12,880

Issuance of common stock
    through exercise of options                         88          1           355                            356

Dividends on convertible
    redeemable preferred stock
    ($.06 per share)                                                           (119)                          (119)

Preferred stock accretion                                                       (60)                           (60)

Net loss                                                                                    (10,157)       (10,157)
                                              ------------- ---------- ------------- --------------- --------------

Balance at December 31, 1996                         7,612         76        70,453         (67,629)         2,900

Issuance of common stock
    through exercise of options                         59          1            97                             98

Dividends on convertible
    redeemable preferred stock
    ($.06 per share)                                                           (100)                          (100)

Preferred stock accretion                                                       (43)                           (43)

Issuance of common stock
    as lawsuit settlement                              175          2           431                            433

Return of common stock
    per Mayo agreement                                (490)        (5)            5                             --

Debenture conversion                                 1,750         17         5,712                          5,729

Preferred stock conversion                           1,000         10         1,938                          1,948

Net loss                                                                                    (10,947)       (10,947)
                                              ------------- ---------- ------------- --------------- --------------

Balance at December 31, 1997                        10,106       $101       $78,493        ($78,576)           $18
                                              ============= ========== ============= =============== ==============

See accompanying notes.

                              IVI PUBLISHING, INC.
                        Notes to the Financial Statements
                                December 31, 1997


Note 1.         Business Activity

Formation of the Business

IVI Publishing, Inc. (the "Company"), which was founded in 1990 and commenced operations in early 1991, is engaged in a single business consisting of electronic publishing of health and medical information in interactive multimedia formats.

Note 2.  Management's Plans Concerning Cash Flow and Ongoing Operations

The Company has experienced recurring losses from operations and has generated an accumulated deficit from inception through December 31, 1997 of approximately $78,576,000. These conditions give rise to the question about the Company's ability to generate positive cash flow and fund operations. In April 1998, the Company completed a $5,000,000 issuance of non-voting Convertible Redeemable Preferred Stock (CPS) to two institutional investors. As part of the transaction, the Company also granted to the investors warrants to purchase an aggregate of 66,778 shares of the Company's common stock at $11.23125 per share. The CPS provides for the payment of dividends at a rate of 5%. The CPS also provides the investors with certain conversion rights into Common Stock of the Company and allows for redemption of the CPS by the Company. Further, the CPS holders could require the Company to repurchase the CPS upon the occurrence of certain events, such as the absence of any bids for the Common Stock for five consecutive trading days or failure of the Common Stock to be listed for trading on the AMEX, NASDAQ SmallCap Market, NASDAQ National Market, or the NYSE. The Company believes that the completion of this financing transaction and anticipated operating cash flows will allow the Company to continue to meet its ongoing financial obligations and operate through December 31, 1998.


Note 3.         Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1997 and 1996, cash and cash equivalents consisted principally of United States Government obligations for which the carrying amount approximates fair value.

Furniture and Equipment

Furniture and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful life of the assets ranging from 5 to 7 years.


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

Revenues are generated through the licensing of the Company's health and medical content for use on cable television channels. The Company recognized revenue under its cable television agreement with America's Health Network ("AHN") during 1997, 1996 and 1995. (See Note 12).

Revenues are generated through the sale of advertising and sponsorships of the Company's Onhealth web site. These revenues are recognized as they are earned.

During 1996, the Company also generated revenue through the Company's online agreement with American Telephone and Telegraph ("AT&T"). These revenues were nonrefundable advances payable to the Company under the exclusive agreement signed with AT&T. They were recognized as they were earned. (See Note 13).

Revenues for each of the three years ended December 31, 1997, 1996 and 1995 are as follows:

                                         1997          1996          1995
                                     -----------   -----------   -----------
Product sales                        $ 1,990,000   $ 5,152,000   $ 8,333,000
Contract development                   1,220,000     1,346,000     1,637,000
Cable television                         493,000     1,972,000     1,000,000
Online                                    58,000     1,000,000     1,000,000
                                     -----------   -----------   -----------
Net revenues                         $ 3,761,000   $ 9,470,000   $11,970,000
                                     ===========   ===========   ===========

Net sales to one OEM manufacturer in 1996 totaled $1,394,000. Additionally, for 1997 and 1996 respectively, $439,000 and $1,972,000 of revenue was recognized from the Company's content agreement with AHN, and $1,000,000 of revenue was recognized from the Company's online content agreement with AT&T in 1996.

No individual customer accounted for more than 10% of total net revenues in 1995.

Inventories

All inventories are stated at the lower of cost (first-in, first-out method) or market and consist of packaging supplies and finished goods.

Advertising Costs

The Company's policy is to expense advertising costs as they are incurred. Advertising costs were $190,000, $556,000, and $1,732,000 for 1997, 1996, and
1995, respectively.

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. Deferred income taxes are provided for temporary differences between financial reporting and income tax basis of assets and liabilities under the liability method.

Net Loss Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (Statement 128). Statement 128 replaced the calculations of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share under the previous rules. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The effect of outstanding options, warrants and convertible securities are excluded from the computation for all periods as their effect is antidilutive.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Based Compensation

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

Reclassifications

Certain amounts for 1996 and 1995 have been reclassified to conform to the 1997 financial statement presentation.


Note 4.         Other Assets

In 1994, the Company entered into an agreement with Time Life, Inc. ("Time Life") pursuant to which the Company agreed to pay Time Life for the development of a comprehensive home health reference guide. In exchange, the Company receives royalty payments in the amount of 5% of Time Life's net revenue from the sale of the print versions of the product. At December 31, 1996, the Company recorded an asset of $1,778,000, which represented the Company's payments to Time Life, net of royalty payments received from Time Life. The Company's policy was to amortize this asset over the period that revenues were recognized. During 1997, revenues from the print version were not as high as anticipated, and management determined that the asset was not realizable. Accordingly, the Company wrote-off the remaining asset balance and expensed $1,741,000 in general and administrative operating expenses.

Note 5.         Other Accrued Expenses

Other accrued expenses consist of the following:
                                                   December 31
                                              1997                  1996
                                  -----------------      ----------------

   Litigation loss                        $961,000              $300,000
   Severance                               610,000
                                                         -
   Royalties                               501,000               993,000
   Rent obligation                         252,000               429,000
   Other                                   316,000               178,000
                                  =================      ================
   Total                                $2,640,000            $1,900,000
                                  =================      ================

Note 6.         Common Stock

As of December 31, 1997 and 1996, the Company had 30,000,000 shares of $.01 par value capital stock authorized. As of December 31, 1996, the Company had designated 2,000 of its shares to be 6% Series A Convertible Preferred Stock, and such designation was canceled in December 1997.


Note 7.         Convertible Subordinated Debentures

In November 1996, the Company issued $3,500,000 of 9% Convertible Subordinated Debentures ($3,325,000 net of debt issue costs). These debentures were converted into Common Stock on October 28, 1997 at a rate of $2.00 per share, resulting in the issuance of 1,750,000 shares of Common Stock. The original conversion price was $3.25 per share. The excess of the fair value of the Common Stock issued over the fair value of the shares issuable pursuant to the original conversion terms was $2,229,000 and was recorded as an other expense at the date of conversion.

On December 31, 1996, the estimated fair value of the Convertible Subordinated Debentures approximated the recorded amount.


Note 8.         Convertible Redeemable Preferred Stock

In 1995, the Company issued 2,000 shares of 6% Series A Convertible Redeemable Preferred Stock for $2,000,000 ($1,845,000 net of brokerage expenses) to Davidson & Associates, Inc., ("Davidson") a distributor of multimedia educational and entertainment software. The Preferred Stock was converted into Common Stock on October 30, 1997 at a rate of $2.00 per share, resulting in the issuance of 1,000,000 shares of Common Stock. The original conversion price was $11.21 per share. The excess of the fair value of the Common Stock issued over the fair value of the shares issuable pursuant to the original conversion terms was $2,875,000 and was recorded as a deemed preferred dividend at the date of conversion. This deemed dividend increased the net loss applicable to common shareholders in the calculation of the net loss per share as shown in the statements of operations.

Note 9.         Stock Options and Warrants

The Company has a 1991 Stock Option Plan (the "Plan") for its employees. The Plan, which is administered by the Board of Directors, permits the Company to grant stock options for the purchase of Common Stock. The Plan provides for the granting of Incentive Stock Options (ISO's) and Non-Qualified Options. In the case of ISO's, the exercise price must be at least equal to the fair market value per share of the Common Stock on the date of grant. In the case of Non-Qualified Options, the exercise price must be at least 85% of the fair market value per share on the date of grant. Options generally expire nine to ten years from the date of grant.

In addition, the Company has a Director Stock Option Plan pursuant to which current non-employee directors are eligible to receive options to purchase shares of the Company's common stock at the market price on the date of grant.

From time to time, the Company's Board of Director may grant stock options outside of either of the existing stock option plans.

In December 1997, the Company's Board of Directors adopted the 1997 Stock Option Plan for its employees and reserved 1,750,000 shares of the Company's Common Stock for such plan. The 1997 Stock Option Plan is subject to shareholder approval at the Company's 1998 Annual Meeting.

Activity in the plans is as follows:

                                                                              Option               Weighted-
                                                           Shares             Shares             Average Price
                                                          Reserved         Outstanding             Per Share
                                                       ----------------  ------------------    --------------------
Total Outstanding at December 31, 1994                      413,000           1,029,000              $15.72
Options Granted                                            (467,000)            467,000               11.04
Options Exercised                                                               (46,000)               3.59
Options Canceled                                            543,000            (543,000)              19.72
                                                       ----------------  ------------------
Total Outstanding at December 31, 1995                      489,000             907,000               11.53
Options Reserved                                            200,000
Options Granted                                            (582,000)            582,000                4.98
Options Exercised                                                               (88,000)               4.06
Options Canceled                                            461,000            (461,000)              13.24
                                                       ----------------  ------------------
Total Outstanding at December 31, 1996                      568,000             940,000                7.10
Options Reserved                                          1,750,000
Options Granted                                            (684,000)            684,000                2.85
Options Exercised                                                               (59,000)               1.64
Options Canceled                                            474,000            (474,000)               9.86
                                                       ----------------  ------------------
Total Outstanding at December 31, 1997                    2,108,000           1,091,000             $  3.53
                                                       ================  ==================

At December 31, 1997, 1996 and 1995, options to purchase 325,000, 602,000 and 557,000 shares were exercisable, respectively. Exercise prices for the options outstanding as of December 31, 1997 range from $2.31 to $17.75.

The following table summarizes information about the stock options outstanding at December 31, 1997:

                                     Options Outstanding                              Options Exercisable
                                        Weighted-Average
                                            Remaining                                           Weighted-Average
Range of Exercise                          Contractual     Weighted-Average       Number           Exercise
Prices              Number Outstanding        Life          Exercise Price      Exercisable          Price
------------------- ------------------- ------------------ ------------------ ----------------- ---------------
  $2.31 -   2.50         221,000            10 years             $2.31                9,000           $2.31
   2.51 -   3.00         346,000             9 years              2.78              121,000            2.81
   3.01 -   3.50         398,000             9 years              3.22               86,000            3.00
   3.51 -  17.75         126,000             7 years              8.75              109,000            8.81
                    ------------------- ------------------ ------------------ ----------------- ---------------
  $2.31 -  17.75       1,091,000             9 years             $3.53              325,000           $4.86

The Company reserved 547,260 and 559,760 shares of Common Stock for the issuance of warrants at December 31, 1997 and 1996, respectively, and had warrants outstanding at those dates to purchase 547,260 and 559,760 shares of Common Stock at prices ranging from $3.25 per share to $30.94 per share. Warrants outstanding at December 31, 1997 expire from 1998 through 2000. The warrants were generally issued to underwriters and investment bankers for services performed in connection with several of the Company's financing transactions.

In 1997, the Company granted non-qualified options outside any of the Company's stock option plans to purchase 522,500 shares at prices ranging from $2.31 to $2.50. These options expire in 2007. Of the options granted, one option to purchase 60,000 shares becomes exercisable on October 8, 2002. This option provides for earlier exercise in six 10,000-share tranches as the Company's stock trades at various prices from $5.00 to $10.00 or more for 40 consecutive trading days. The accounting for this option may result in the future recognition of compensation expense.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995:

                                        1997             1996             1995
                                      --------          -------         --------
  Risk-free interest rate              5.50%             6.21%            5.37%
  Dividend yield                          0%                0%               0%
  Volatility factor                    .760               .726             .613
  Weighted-average expected life      5 years          5 years           5 years


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                   1997               1996                1995
                                                               --------------    ----------------    ---------------

Pro forma net loss applicable to common shareholders             $14,294,000          $10,562,000        $14,378,000
Pro forma net loss per common share -
         basic and diluted                                             $1.77                $1.39              $1.92
Weighted average fair value of options
         granted during year                                           $1.74                $2.99              $6.15

The pro forma effect on the net loss for 1997, 1996 and 1995 is not representative of the pro forma effect on the net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.


Note 10.        Commitments

The Company leases office space under agreements accounted for as operating leases. The agreements expire at various times through 1999. Gross rent expense, including charges for monthly operating costs, was $881,000, $1,433,000, and $1,287,000 for 1997, 1996 and 1995, respectively. The Company has subleased certain facilities to various tenants in under non-cancelable operating leases expiring in 1999. The Company also has several license agreements that require minimum annual royalty payments. Scheduled minimum lease commitments and annual royalty payments are as follows:

                                                                Royalty
                                           Lease                Payments
                                    --------------------  ---------------------

                    1998                  $1,191,000              $303,000
                    1999                     496,000               212,000
                                    -------------------------------------------
                                           1,687,000               515,000
          Less Sublease
               Rental Income                (577,000)
                                    --------------------  ---------------------

          Total                           $1,110,000              $515,000
                                    ====================  =====================

In 1998, the Company entered into a termination arrangement for its existing lease in Minneapolis, Minnesota, effective March 31, 1998. As a result of the arrangement, the Company paid $122,000 and contributed to the lessor $150,000 in furniture and equipment for satisfaction of the above lease commitments. The Company entered into new leases in Seattle, Washington and a substantially smaller facility in Minneapolis, Minnesota. As a result, future minimum lease commitments related to the new lease agreements would be $61,000 in 1998, $128,000 in 1999, $134,000 in 2000, $142,000 in 2001, $151,000 in 2002, and
$52,000 thereafter.


Note 11.        Income Taxes

At December 31, 1997, the Company has net operating loss carryforwards of $64,699,000 for income tax purposes and unused research and development credits of $326,000 that expire at various times through 2012. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes. For financial reporting purposes, a valuation allowance has been recognized to completely reserve for the deferred tax assets related to those carryforwards. The reserve has been established because of the uncertainty of future taxable income, which is necessary to realize the benefits of the net operating loss carryforwards.

Components of the Company's deferred tax assets and liabilities are as follows:

                                                          December 31
                                                ----------------------------
                                                      1997            1996
                                                ------------    ------------
Deferred tax assets:
Accrued expenses and allowances                 $  2,788,000    $  2,649,000
Stock issued for license agreements                     --         1,351,000
Research and development credits                     326,000         326,000
Net operating loss carryforwards                  25,880,000      23,054,000
                                                ------------    ------------
                                                  28,994,000      27,380,000
Deferred tax liabilities:
Depreciation                                          16,000         186,000
                                                ------------    ------------
                                                      16,000         186,000
                                                ------------    ------------
Net deferred tax assets
    before valuation allowance                    28,978,000      27,194,000
Less valuation allowance                         (28,978,000)    (27,194,000)
                                                ------------    ------------
Net deferred tax assets                         $       --      $       --
                                                ============    ============


Note 12.        Investment in America's Health Network

In March 1994, the Company acquired an equity position in America's Health Network ("AHN"), a health information cable television network that combines live programming with medical consumer product sales. The network launched on March 25, 1996.

In the first quarter of 1994, the Company expensed its entire investment of $2,000,000 along with the related investment banking fees of approximately $263,000. This approach to the investment was made on the basis that the invested amounts are not assured of recoverability through future revenue streams. As of December 31, 1997 and 1996, the Company's underlying equity in its investment in AHN was $500,000 and $650,000 based on 4% and 8% of AHN's net assets, respectively. However, because the Company expensed its investment, its equity in AHN's net assets is not recognized in the balance sheet.

In May 1995, the Company entered into a content and royalty agreement with AHN. Under the agreement the Company is licensing its multimedia content to AHN from the date of the agreement until March 25, 2001, five years from the date the cable television network launched. The Company will receive a minimum of $11,000,000 in licensing royalties over the life of the agreement. This revenue was being recognized evenly over the life of the contract. Due to the gradual increase in actual payments versus the straight-line revenue recognition policy, a receivable was recorded for the difference between the revenue recognized and the cash received during the early years of the contract. In June 1997, as a result of the Company not receiving their quarterly payment, the outstanding AHN receivable was fully reserved. As such, the revenue recognized is currently on a cash basis for the AHN royalties. In December, AHN resumed payments but due to the uncertainty of future payments, the Company continues to recognize revenue on a cash basis. At December 31, 1997, the Company has a fully reserved receivable of $715,000 with scheduled payments in 1998. The Company recorded $493,000, $1,972,000 and $1,000,000 in license royalty revenue in 1997, 1996 and
1995, respectively.


Note 13.        Agreement with AT&T

In October 1995, the Company entered into a four year agreement with AT&T whereby the Company agreed to provide content for AT&T's HealthSite, a division of AT&T's Personal Online Service ("POS"), in exchange for guaranteed revenues. In August 1996, AT&T discontinued the HealthSite, and subsequently discontinued POS. The Company received the 1996 guaranteed revenue payment of $1,000,000 from AT&T.

Warrants held by AT&T to purchase up to 20% of the Company's common stock at a price of $14.00 per share expired on March 31, 1997.


Note 14.        Benefit Plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Plan allows eligible employees to make contributions up to the maximum amount provided under the Code. The Company may also make a discretionary contribution to the Plan. No such contributions have been made by the Company.


Note 15.        Mayo Agreement

In September 1997, the Company entered into an agreement with Mayo Foundation ("Mayo") which included a full transfer of ownership of IVI's O@sis web site to Mayo and a new arrangement for revenues and cost sharing concerning O@sis. Under the terms of the agreement, IVI received a $2,700,000 cash payment, an additional $300,000 cash payment for hosting the web site for a transition period, and the return of 490,000 shares of IVI common stock. Through the year 2001, the Company will receive a royalty from Mayo on certain revenues generated by the Mayo Health O@sis site and certain other non-O@sis Internet projects. In addition, Mayo was released from the Company's "right of first offer" on Mayo health products produced for electronic media, and Mayo assumed operating expenses incurred for the web site retroactive to January 1, 1997 which were recorded as a reduction to product development expenses. The Company recorded the $2,700,000 payment as other income and recorded the $300,000 payment as contract development revenue during the third and fourth quarter.


Note 16.        Related Party Transactions

During 1997 and 1996, the Company subleased approximately 20,000 square feet of its Eden Prairie office space to Reality Interactive, Inc. Reality Interactive, Inc. and the Company share a common Board member.

The Company had a note receivable of approximately $88,000 and $229,000 from a former officer of the Company at December 31, 1997 and 1996, respectively. This note receivable, included in accounts receivable in the balance sheet, will be used to offset future contract consulting fees.

During 1996, two officers of the Company participated in the Company's debt offering. The total amount of debt issued by the Company to these individuals was $120,000. Additionally, three directors of the Company participated in the debt offering, either individually or through affiliated organizations. The total amount of debt issued by the Company to these individuals and organizations was $550,000. On October 28, 1997, this debt was converted into common stock at a rate of $2.00 per share (See note 7).


Note 17.        Legal Proceedings

In March 1996, the Company commenced an action seeking replevin of certain computer equipment leased to a former contractor, Viridis, Inc. In May of 1996, Viridis expanded the scope of the action by filing a cross-complaint against the Company, alleging that the Company breached contractual obligations and committed various torts by ending its business relationship with Viridis and seeking $10,000,000. In October 1997, the Company and Viridis entered into a settlement agreement resolving all disputes between them. Under the terms of this agreement, the Company issued 175,000 shares of restricted common stock, paid $225,000 and issued a $125,000 installment note payable in 15 monthly installments ending December 1998. The estimated value of the shares issued, $433,000, was recorded as a general and administrative expense at the date of the settlement. The settlement agreement also called for an additional $25,000 to be paid by the Company when AHN resumed its quarterly payments. The Company recorded total general and administrative expenses of $808,000 in connection with the settlement. The outstanding obligations are secured by all of the Company's assets except its interests in AHN.

In February 1996, an action in the District Court of Hennepin County (Minnesota) was brought by T. Randal Productions et al. against the Company and one current and two former employees. The plaintiffs make various allegations, including misappropriation of corporate opportunities and trade secrets by the Company and its employees and sought award of monetary damages, exemplary damages and royalties substantially in excess of $10,000,000. In November 1997, a jury found that there was no joint venture between T. Randal and the Company and/or any of its employees but awarded T. Randal $480,000 plus interest for damages sustained to its business. The jury verdict is subject to motions for a new trial, amended findings and for judgment notwithstanding the verdict and to appeal to the Court of Appeals. The plaintiffs also have an action pending against certain affiliates of the Company on the same grounds on which the action against the Company was based. The Company has indemnified these principles against any damages arising out of these claims. While the Company is unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on the Company's Financial Statements taken as a whole.

In 1996, Berkshire Multimedia Group, Inc. ("Berkshire") initiated mediation regarding a dispute with the Company. Shortly after an unsuccessful mediation conference was held in September 1996, Berkshire Multimedia Group filed a demand for arbitration alleging that the Company breached its obligations under a contract. An arbitration hearing was completed in January 1997, and in February 1997 the arbitration panel awarded Berkshire $300,000. Hennepin County (Minnesota) District Court vacated that award on May 29, 1997, and Berkshire appealed the case. The Court of Appeals heard the case in late 1997 and reinstated the original decision of the arbitration panel in January 1998. On
February 25, 1998, the Hennepin County (Minnesota) District Court issued an order directing that judgment be entered against the Company in the amount of $300,000 plus interest. The Company recorded general and administrative expense of $300,000 in 1996.


Note 18.        Relocation of Operations

During 1997, the Company decided to move its primary operating facilities from Minneapolis, Minnesota to Seattle, Washington in early 1998. As a result, certain of the Company's leasehold improvements and computer and software equipment having a carrying value of $721,000 is not transferable, or will not be utilized in the Company's operations going forward in 1998. The Company plans to sell salvageable assets in 1998 and has estimated the sale value, net of related selling costs, to be immaterial. Accordingly, the Company has recorded an impairment loss of $721,000 in 1997, which is included in general and administrative expenses. In addition, the Company recorded $252,000 and $610,000 in general and administrative expenses related to lease termination costs and severance for former officers and employees, respectively.

                              IVI PUBLISHING, INC.

                 Schedule II - Valuation and Qualifying Accounts

                             Years ended December 31

                                 (In Thousands)

                                                     Additions
                                        Balance at   Charged to                  Balance at
                                        Beginning    Costs and                      End
                                        of Period    Expenses      Deductions    of Period
Year Ended December 31, 1997
    Allowance  for  doubtful  accounts
    receivable, promotional allowances
    and sales returns                    $   277     $ 2,336       $(1,602)(1)   $ 1,011
    Allowance for obsolete inventory         485         200          (234)(2)       451
                                         -------     -------       -------       -------
                                         $   762     $ 2,536       $(1,836)      $ 1,462
                                         =======     =======       =======       =======

Year Ended December 31, 1996
    Allowance  for  doubtful  accounts
    receivable, promotional allowances
    and sales returns                    $   753     $ 1,675       $(2,151)(1)   $   277
    Allowance for obsolete inventory         682         365          (562)(2)       485
                                         -------     -------       -------       -------
                                         $ 1,435     $ 2,040       $(2,713)      $   762
                                         =======     =======       =======       =======

Year Ended December 31, 1995
    Allowance  for  doubtful  accounts
    receivable, promotional allowances
    and sales returns                    $   730     $ 1,659       $(1,636)(1)   $   753
    Allowance for obsolete inventory         124         698          (140)(2)       682
                                         -------     -------       -------       -------
                                         $   854     $ 2,357       $(1,776)      $ 1,435
                                         =======     =======       =======       =======




(1) Deductions represent accounts receivable determined to be uncollectable and therefore charged against the allowance account; accounts receivable determined to be uncollectable due to return of product(s); and accounts credited due to promotional and administrative allowance arrangements with distributors

(2)      Write-offs of inventory

                              IVI PUBLISHING, INC.
                 INDEX TO EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997

EXHIBIT
NUMBER

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

4.1 Form of Stock Certificate, incorporated herein by reference to Exhibit No. 4.1 to the 1993 S-1

4.2 Statement of Registration Rights - Preferred Stock, incorporated herein by reference to Exhibit No. 4.2 to the 1993 S-1

4.3 Warrant Agreement, dated as of July 17, 1992, between the Company and Medical Innovation Fund, incorporated herein by reference to Exhibit No. 4.3 to the 1993 S-1

4.4 Warrant Agreement, dated as of November 30, 1992, between the Company and Ronald Eibensteiner, incorporated herein by reference to Exhibit No. 4.4 to the 1993 S-1

4.5 Warrant Agreement, dated as of December 20, 1992, between the Company and Wayne Mills, incorporated herein by reference to Exhibit No. 4.5 to the 1993 S-1

4.6 Warrant Agreement, dated as of June 4, 1993, between the Company and Frazier Investment Securities, L.P., incorporated herein by reference to Exhibit No. 4.6 to the 1993 S-1

10.1 License Agreement, dated April 24, 1991, among the Company, William Morrow Company and Mayo Foundation for Medical Education and Research, as amended, incorporated herein by reference to Exhibit No. 10.1 to the 1993 S-1

10.2 Electronic Publishing License, Development and Marketing Agreement, dated April 28, 1993, between the Company and Mayo Foundation for Medical Education and Research, incorporated herein by reference to Exhibit No. 10.4 to the 1993 S-1

10.3 401(k) Savings and Investment Plan, incorporated herein by reference to Exhibit No. 10.9 to Amendment No. 1 to the 1993 S-1

10.4 1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit No. 10.11 to the 1994 S-1

10.5     IVI   Publishing,   Inc.   Director  Stock  Option  Plan,  as  amended,
         incorporated herein by reference to Exhibit No. 10.12 to the 1994 S-1

10.6 License Agreement, dated February 9, 1994, between the Company and Time Life, Inc. and First Amendment to Titles Development Agreement, dated as of February 9, 1994 between the Company and Time Life, Inc., incorporated herein by reference to Exhibit No. 10.19 to the 1994 S-1

10.7 Lease Agreement, dated March 30, 1994, between the Company and Ryan/Wilson Limited Partnership, incorporated herein by reference to Exhibit No. 10.25 to the 1994 S-1

10.8 License, Development and Marketing Agreement, dated September 28, 1994, between the Company and Time Life, Inc., incorporated by reference to Exhibit No. 10.25 to the Company's Form 10-K for the year ended December 31, 1994*

10.9 1994 License, Development and Marketing Agreement, dated September 27, 1994, between the Company and Mayo Foundation for Medical Education and Research, incorporated by reference to Exhibit No. 10.26 to the Company's Form 10-K for the year ended December 31, 1994*

10.10 License Agreement, dated November 10, 1994, between the Company and Massachusetts Medical Society, incorporated by reference to Exhibit No.
         10.27 to the Company's Form 10-K for the year ended December 31, 1994*

10.11 Sublicense Agreement, dated December 31, 1994, between the Company and Georg von Holtzbrinck GmbH & Co., incorporated by reference to Exhibit No. 10.28 to the Company's Form 10-K for the year ended December 31, 1994*

10.12 Agreement between America's Health Network, Inc. and the Company, dated May 25, 1995, incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1995*

10.13 Amendment No. 2 to License Agreement among William Morrow Company, Mayo Foundation for Medical Education and Research and the Company, dated December 29, 1995, incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1995*

10.14 Financial Advisor and Consulting Agreement with Frazier & Company LP, dated July 14, 1994, as amended by a letter agreement, dated June 28, 1995, incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1995**

10.15 First Amendment dated June, 27, 1994 and Second Amendment dated October 10, 1995 to Lease Agreement between the Company and Ryan/Wilson Limited Partnership, incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1995

10.16 Agreement dated April 1995 among Ryan/Wilson Limited Partnership, Wilson Learning Corporation the Company regarding a certain lease, incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1995

10.17 Distribution on Consignment Agreement, dated February 29, 1996 between the Company and Davidson & Associates, Inc. , incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1995*

10.18 Sublease Agreement, dated January 31, 1996, between the Company and The McGraw-Hill Companies, Inc. related to a property leased by Woodland Hills Property-W, Inc. pursuant to a May 23, 1993 lease with the Company, incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1995

10.19 Employment Agreement between the Company and Joy A. Solomon, dated August 7, 1996, incorporated herein by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1996**

10.20 Separation Agreement between the Company and Ronald G. Buck, dated August 1, 1996, incorporated herein by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1996**

10.21 Notice of Lease Term to Sublease Agreement, dated April 1, 1996, between the Company and The McGraw-Hill Companies, Inc. related to a property leased by Woodland Hills Property-W, Inc. pursuant to a May 23, 1993 lease and January 31, 1996, Sublease with the Company, incorporated herein by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 1996

10.22 Sublease Agreement, dated September 17, 1996, between the Company and Reality Interactive, Inc. for the fourth floor portion of the Main Lease between the Company and Ryan/Wilson Limited Partnership, Wilson Learning Corporation, incorporated herein by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 1996

10.23 Letter of Employment to Tim Walsh, dated September 19, 1996, for the position of Vice President of Sales and Marketing for the Company, incorporated herein by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1996**

10.24 Settlement Agreement and Mutual Release dated September 12, 1997 between the Company and Mayo Foundation for Medical Education and Research, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1997

10.25 Sublicense Agreement dated September 12, 1997 between the Company and Mayo Foundation for Medical Education and Research, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1997

10.26 Separation Agreement and Release of Claims dated January 26, 1998 between the Company and Joy A. Solomon**

10.27 Letter Agreement dated November 9, 1997 between the Company and Robert Goodman**

11       Statement Re: Computation of Per Share Loss

21       Subsidiaries  of the  Company,  incorporated  herein  by  reference  to
         Exhibit 21 to the Company's Form 10-K for the year ended December 31, 1996

23.1     Consent of Ernst & Young LLP

24       Power of Attorney of certain directors (included in signature page)

27       Financial Data Schedule (filed with electronic version only)

* Portions of the Exhibit have been deleted pursuant to the Company's request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Act of 1933, as amended

**       Management Agreement or Compensatory Plan or Arrangement