Form 10-K/A
period 1997-12-31
IVI PUBLISHING INC
filed 1998-04-30
CIK 910391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

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

                   ------------------------------------------


        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:

     Title of each class             Name of each exchange on which registered
------------------------------      -------------------------------------------
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

================================================================================



================================================================================

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

(a)      Directors of the Registrant.

Name                    Age  Principal Occupation
--------------------- ---- ---------------------------------------------------
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

     MICHAEL A. BROCHU Mr. Brochu was appointed as a member of the Company's Board of Directors in April 1997 and has also served as Chairman of the Company since October 1997. Mr. Brochu has served as President and Chief Executive Officer of Primus since November 1997. From October 1995 to October 1997, he served as President and Chief Operating Officer of Sierra On-Line, Inc. and as its Chief Financial Officer and Executive Vice President from July 1994 to October 1995. From 1987 to July 1994, Mr. Brochu served in the positions of Senior Vice President, Chief Financial Officer and Chief Operating Officer of Burlington Environmental.

ROBERT N. GOODMAN Mr. Goodman has served as the Company's President and Chief Executive Officer and as a Director of the Company since December 1997. From April 1997 to November 1997, Mr. Goodman served as Director, Business Development of MSNBC Interactive News LLC, an internet content provider. From December 1995 to April 1997, Mr. Goodman provided consulting services to Microsoft Corp., a software company. Mr. Goodman served as Assistant General Counsel of The 300 Company from November 1993 to October 1995 and as General Counsel of Asymetrix Corporation from April 1993 to November 1993, both of which are software companies.

     RONALD E. EIBENSTEINER Mr. Eibensteiner has been a Director of the Company since October 1997. He also served as Director of the Company from February 1991 to June 1997. Mr. Eibensteiner has served as President of Wyncrest Capital, Inc., a venture capital firm, since he founded it in January 1992. Mr. Eibensteiner is also independent consultant. Mr. Eibensteiner is a director of OneLink Communications, Inc., Reality Interactive, Inc. and Intranet Solutions, Inc.

     ALAN D. FRAZIER Mr. Frazier has been a Director of the Company since January 1994. He has been managing partner of Frazier & Company LP, a venture capital firm, since 1991. In addition, Mr. Frazier is a Director of NeoPath, Inc., InControl, Inc. and Integrated Medical Resources, Inc.

     TIMOTHY I. MAUDLIN Mr. Maudlin was appointed as a member of the Company's Board of Directors in August 1991. Mr. Maudlin also served as the Company's Acting President and Chief Executive Officer from October 1997 to November 1997 and as Chairman from August 1996 to October 1997. Mr. Maudlin has been Managing Partner of Medical Innovation Partners, a medical venture capital firm, since December 1988 and has also served as an officer of an affiliated management company. Mr. Maudlin also serves as a director of Curative Health Services, Inc.

ANN KIRSCHNER Ms. Kirschner was elected as a Director of the Company on February 23, 1998. She has served as Vice President of NFL Interactive for NFL Enterprises, Inc. since December 1994, prior to which, she served as President of Comma Communications for more than two years.

     RAM SHRIRAM Mr. Shriram was elected as a Director of the Company on February 23, 1998. Mr. Shriram has served as Vice President of Netscape Communications Corp., an internet company, since November 1994. Mr. Shriram served as Director, Channel Sales of Network Computing Devices from October 1990 to November 1994.

     RICK THOMPSON Mr. Thompson was elected as a Director of the Company on February 23, 1998. Mr. Thompson has served as Vice President of Microsoft Corporation's Hardware Division since October 1987.

(b)      Executive officers of the Registrant.

         Information concerning Executive Officers of the Company is included in the original Form 10-K Report previously filed, at the end of Part I, "Executive Officers and Key Employees of the Registrant."

(c) Compliance with 16 (a) of the Securities Exchange Act of 1934.

         Based on the Company's review of copies of forms filed with the Securities and Exchange Commission or written representations from certain reporting persons that no Forms 5 were required for those persons, in compliance with Section 16(a) of the Securities Exchange Act of 1934, the Company believes that during fiscal year 1997, all officers, directors, and greater than ten-percent beneficial owners complied with the applicable filing requirements, except that a Form 3 for Nicholas Bluhm, a former director, was not timely filed.


ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last three fiscal years to each person who served as Chief Executive Officer during fiscal 1997 and the only other executive officer who earned more than $100,000 in salary and bonuses in 1997.

                                                                            Long Term Compensation
                                                                      ----------------------------------
                                                                               Awards          Payouts
                                                                      ----------------------- --------
                                        Annual Compensation           Restricted                LTIP       All Other
Name and Principal    Fiscal  ------------------------------------   Stock Awards               Payouts   Compensation
     Position          Year      Salary ($) Bonus ($) Other ($)           ($)       Options       ($)         ($)
------------------    ------     ---------- --------- ---------      ------------   -------    ---------  -------------

Robert N. Goodman       1997       53,548     --        --            --           450,000         --          --
  President and Chief
  Executive Officer

Timothy I. Maudlin      1997        0         --        --            --            65,000         --          --
  Former President and
  Chief Executive
  Officer(1)

Joy A. Solomon          1997     180,000      --        --            --            45,000(2)      --           --
  Former President and  1996     171,000    21,000      --            --           180,000         --           --
  Chief Executive       1995     171,000    45,000      --            --            60,000         --          1,000
  Officer

Timothy J. Walsh        1997     113,300    11,330      --                          84,212         --           --
  Vice President of     1996      27,659    22,729      --            --            30,000         --           --
  Sales(3)

--------------

(1) Mr. Maudlin, a director of the Company, served as an interim President and Chief Executive Officer of the Company from October 1997 to November 1997, for which he received a stock option to purchase 60,000 shares of the Company's Common Stock and no cash compensation.

(2) Does not include options to purchase 265,000 shares of the Company's Common Stock which were amended as of December 31, 1997 (see Employment Contracts and Termination of Employment Arrangements below).

(3)      Mr. Walsh joined the Company in October 1996.


 Option Grants During 1997 Fiscal Year

         The following table provides information regarding stock options granted during fiscal 1997 to the named executive officers in the Summary Compensation Table. The Company has not granted any stock appreciation rights.


                                              Percent of                                  Potential Realizable Value at
                                            Total Options                                    Assumed Annual Rates of
                         Number of Shares    Granted to      Exercise or                  Stock Price Appreciation for
                          Underlying          Employees      Base Price   Expiration         Stock Appreciation for
Name                     Options Granted    in Fiscal Year   Per Share(1)    Date               Option Term(2)
---------------------    ---------------    --------------   ------------ ----------      -----------------------------
                                                                                              5%               10%

Robert N. Goodman          450,000 (3)           37.3%          $2.50        12/10/07      $707,506       $1,792,960

Timothy I. Maudlin           5,000 (4)            0.4%          $3.22        02/28/07       $10,125          $25,659
                            60,000 (5)            5.0%          $2.31        10/08/07       $87,165          220,893

Joy A. Solomon              45,000 (6)            3.7%          $3.25        02/18/07       $91,976         $233,085


Timothy J. Walsh            30,000 (6)            2.5%          $3.25        02/18/07       $61,317         $155,390
                            50,000 (5)            4.1%          $2.31        10/08/07       $72,637         $184,077
                             4,212 (7)            0.3%          $2.69        10/13/07        $7,126          $18,058

------------------

(1) The exercise price is equal to the fair market value of the Common Stock on the date of each grant.

(2) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over periods of up to five years.

(3) The option was granted on December 11, 1997 and will become exercisable to the extent of 37,500 shares on November 10, 1998, 3,125 shares on the tenth day of each month from December 10, 1998 through November 10, 2001 and, subject to acceleration if the Company's stock price reaches certain targets, 300,000 shares on November 10, 2002.

(4) The option was granted on March 1, 1997 and became exercisable to the extent of 1,250 shares on each of September 2, 1997 and March 1, 1998 and will become exercisable to the extent of 1,250 shares on each of March 1, 1999 and 2000.

(5) The option was granted on October 8, 1997 and will become exercisable in full on October 8, 2002, subject to acceleration if the Company's stock price reaches certain targets.

(6) The option was granted on February 19, 1997 and will become exercisable in full on February 19, 2002, subject to acceleration if the Company's stock price reaches certain targets.

(7) The option was granted on October 13, 1997 and became exercisable to the extent of 1,053 shares immediately and, subject to acceleration if the Company's stock price reaches certain targets, will become exercisable to the extent of 3,159 shares on October 13, 2004.

Option Exercises During 1997 Fiscal Year and Fiscal Year-End Option Values

         The following table provides information as to options exercised by the named executive officers in the Summary Compensation Table during fiscal 1997 and the number and value of all outstanding options at December 31, 1997. The Company has no outstanding stock appreciation rights.

                                                                                                  Value of
                                                                    Number of                    Unexercised
                                                                   Unexercised                  In-the-Money
                                                                    Options at                   Options at
                                  Shares                        December 31, 1997             December 31, 1997
                                 Acquired        Value             Exercisable/                 Exercisable/
Name                           on Exercise     Realized           Unexercisable               Unexercisable(1)
----                           -----------     --------         -----------------             -----------------
Robert N. Goodman                   --            --             0 exercisable                     $0
                                                              450,000 unexercisable             $28,350

Timothy I. Maudlin                  --            --            1,250 exercisable                  $0
                                                               63,750 unexercisable             $138,600

Joy A. Solomon                      --            --           135,000 exercisable              $137,500
                                                              175,000 unexercisable             $357,500

Timothy J. Walsh                    --            --            16,053 exercisable                 $0
                                                               98,159 unexercisable             $12,650


(1) Value is calculated on the basis of the difference between the option exercise price and $2.563, the closing sale price for the Company's Common Stock at December 31, 1997 as quoted on the Nasdaq SmallCap Market, multiplied by the number of shares underlying the option.

Compensation of Directors

         Directors' Fees. The Company's directors receive no fees for attendance at meetings of the Board of Directors, but they are reimbursed for out-of-pocket expenses relating to attendance at the meetings; provided, however, Mr. Brochu is paid an annual fee of $30,000 for his services as Chairman of the Board, as well as out-of-pocket expenses.

         Stock Option Grants to Non-Employee Directors. The Director Option Plan has provided for the automatic option grants to each director who is not an employee of the Company (a "Non-Employee Director") as follows: (i) 25,000 share option upon initial election and (ii) 5,000 share option on March 1 of each year thereafter. The per share option price is equal to 100% of the fair market value of the Common Stock on the date of grant. The options vest to the extent of one-fourth of the shares immediately and on each of the first three anniversary dates of the date of grant; provided, however, that the option may be exercised as to the vested shares during the term of the option beginning six months and one day after the date of grant. The options expire on the earlier of (i) 10 years after the date of grant (provided, however, that options granted to a Non-Employee Director who is a party to a partnership or other agreement requiring a reduction in compensation pursuant to such agreement based on the value of options granted under the Plan, shall have a five-year term) and (ii) one year after the Non-Employee Director ceases to be a director for any reason.

         On December 11, 1997, the Board adopted, subject to shareholder approval, the 1997 Stock Option Plan, which provides for similar automatic grants to Non-Employee Directors.

Employment Contracts and Termination of Employment Arrangements

         In August 1996, the Company entered into a two-year employment agreement with Joy Solomon, former President and Chief Executive Officer, pursuant to which Ms. Solomon received an annual base salary of $171,000 and certain other benefits. Pursuant to a Separation Agreement and Release of Claims ("Separation Agreement") entered into between the Company and Ms. Solomon, Ms. Solomon's employment with the Company terminated on December 31, 1997. Under the Separation Agreement, Ms. Solomon will receive her base salary as in effect on December 31, 1997 for the period January 1, 1998 through June 30, 1999. In addition, the Separation Agreement amended Ms. Solomon's stock options to provide that such options shall continue to vest according to their respective vesting schedules until June 30, 1999 and shall be exercisable to the extent vested until the options expire in accordance with the terms of the option agreements. The Separation Agreement contains mutual releases and is subject to confidentiality provisions.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of the Company's Common Stock and Preferred Stock beneficially owned by (i) each director of the Company; (ii) each of the named executive officers in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) to the best of the Company's knowledge, all beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock as of April 27, 1998. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated.

                                           Common Shares
Name (and Address of 5%                     Beneficially                Percent of
Holder) or Identity of Group(1)             Owned(2)                      Class(2)
-------------------------------            -------------                -----------
Robert N. Goodman                                   0                        --
Michael A. Brochu                              12,500 (3)                     *
Timothy I. Maudlin                            762,620 (4)                   7.5%
Alan D. Frazier                               251,135 (5)                   2.5%
Ronald E. Eibensteiner                        327,062 (6)                   3.2%
Ann Kirschner                                       0                        --
Ram Shriram                                         0                        --
Rick Thompson                                       0                        --
Timothy J. Walsh                               66,053 (7)                     *
Joy A. Solomon                                182,500 (8)                   1.8%
Perkins Group                               1,765,925 (9)                   17.4%
 Medical Innovation Partners                  707,922 (10)                  6.9%
Wayne W. Mills                                529,500 (11)                  5.2%
All Directors and Executive                 1,283,517 (12)                 12.2%
 Officers as a Group (9 persons)

---------------------------

*    Less than 1% of the outstanding shares of Common Stock.

(1) The addresses of the more than 5% holders are: Perkins Group (Perkins Capital Management, Inc. and Perkins Opportunity Fund) - 730 East Lake Street, Wayzata, MN 55391; Medical Innovation Partners and Timothy I. Maudlin - 421 Opus Center, 9900 Bren Road East, Minneapolis, MN 55343; Alan
     D. Frazier - Two Union Square, 601 Union Street, Suite 2110, Seattle, WA 98101; Wayne W. Mills - 5500 Wayzata Boulevard, Suite 290, Minneapolis, MN 55416.

(2) Under the rules of the Securities and Exchange Commission, shares not actually outstanding are nevertheless deemed to be beneficially owned by a person if such person has the right to acquire the shares within 60 days. Pursuant to such SEC rules, shares deemed beneficially owned by virtue of a person's right to acquire them are also treated as outstanding when calculating the percent of class owned by such person and when determining the percentage owned by a group.

(3) Includes 12,500 shares which may be purchased by Mr. Brochu upon exercise of currently exercisable options.

(4) Includes 487,376 shares held by Medical Innovation Fund ("MIF"), 135,853 shares held by Medical Innovation Fund II ("MIF II") and 909 shares held by MICI Limited Partnership ("MLP"); 25,150 shares held by or for family members; 83,784 shares which may be purchased by MIF upon the exercise of a currently exercisable warrant; and 15,000 shares which may be purchased by Mr. Maudlin upon exercise of currently exercisable options. Mr. Maudlin is the (i) Managing General Partner of Medical Innovation Partners ("MIP"), which is the General Partner of MIF, (ii) Managing General Partner of Medical Innovation Partners II ("MIP II"), which is the General Partner of MIF II and (iii) General Partner of MLP and an officer and principal shareholder of Medical Innovation Capital, Inc., which is the Managing General Partner of MLP.

(5) Includes 160 shares held by Frazier & Company, Inc., 2,260 shares held by Frazier Management LLC, 224,349 shares which may be purchased by Frazier & Company, L.P. upon exercise of a currently exercisable warrant and 15,000 shares which may be purchased by Mr. Frazier upon exercise of currently exercisable options. Mr. Frazier is the sole stockholder of Frazier & Company, Inc., which is the managing member of Frazier Management, LLC and the managing member of Frazier & Company, L.P. Mr. Frazier may be deemed to share voting and investment power with respect to such shares. Mr. Frazier disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in such shares arising from his interest in the entities referred to herein.

(6) Includes 135,853 shares held by MIF II, 33,750 shares which may be purchased by Mr. Eibensteiner upon exercise of currently exercisable options and 11,217 shares which may be purchased by Mr. Eibensteiner upon exercise of a currently exercisable warrant. Mr. Eibensteiner is a limited partner of MIP II, which is a General Partner of MIF II. Mr. Eibensteiner disclaims beneficial ownership of such shares.

(7) Includes 16,053 shares which may be purchased by Mr. Walsh upon exercise of currently exercisable options.

(8) Includes 182,500 shares which may be purchased by Ms. Solomon upon exercise of currently exercisable options.

(9) Of the shares, 1,181,550 shares are owned by clients of Perkins Capital Management, Inc. ("Perkins Capital") and 584,375 shares are owned by Perkins Opportunity Fund ("Perkins Fund"). Perkins Capital has the sole power to vote 1,061,675 shares, including 584,375 shares held by Perkins Fund, and no power to vote 703,620 shares. Perkins Capital has the sole investment power for all of the shares, including the 584,375 shares held by Perkins Fund. The Company has relied on information contained in a
     Schedule 13G Amendment filed with the Securities and Exchange Commission on February 11, 1998 by Perkins Capital and Perkins Fund as a group.

(10) Includes 487,376 shares held by MIF, 135,853 shares held by MIF II and 909 shares held by MLP and 83,784 shares which may be purchased by MIF upon exercise of a currently exercisable warrant. MIP is the General Partner of MIF, MIP II is the General Partner of MIF II and Timothy I. Maudlin is the General Partner of MLP.

(11) The Company has relied on information contained in a Schedule 13D Amendment dated September 10, 1997 filed with the Securities and Exchange Commission by Mr. Mills.

(12) Includes 103,520 shares which may be purchased upon exercise of currently exercisable options and 308,133 shares which may be purchased upon exercise of currently exercisable warrants.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Alan D. Frazier, a director of the Company, is a principal of Frazier & Company, L.P. In 1997, the Company paid Frazier & Company, L.P. a total of $7,230 for financial consulting services.

         On November 22, 1996, the Company issued convertible debentures in the principal amount of $3,500,250, which were convertible into the Company's Common Stock at a conversion price of $3.25 per share. On October 1, 1997, primarily to meet maintenance requirements for continued listing on the Nasdaq SmallCap Market and to improve its balance sheet as the Company sought various financing alternatives, the Company reduced the conversion price to $2.00 per share to provide an incentive for conversion. On October 28, 1997, all of the debentures were converted into 1,750,125 shares of the Company's Common Stock. Certain officers, directors and principal shareholders purchased debentures in the aggregate principal amount of $897,500, which debentures were converted into an aggregate of 448,750 shares of the Company's Common Stock on October 28, 1997, including (i) 50,000 shares acquired by Ronald E. Eibensteiner, a director of the Company, (ii) 100,000 shares acquired by Medical Innovation Fund, a more than 5% holder and of which Timothy I. Maudlin, a director of the Company, is an affiliate, (iii) 125,000 shares acquired by Frazier Healthcare Investments, L.P., of which Alan D. Frazier, a director of the Company, is an affiliate, (iv) 50,000 shares by Timothy J. Walsh, Vice President of Sales of the Company, (v) 10,000 shares acquired by Joy A. Solomon, Former President and Chief Executive
Officer of the Company, and (vi) 113,750 shares acquired by Wayne W. Mills, a more than 5% holder.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the 30th day of April, 1998.

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

Signature                      Title                           Date

/s/ Robert N. Goodman          President, Chief Executive      April 30, 1998
                               Officer and Director
                              (Principal Executive Officer)

/s/ Michael D. Conway         Chief Financial Officer and      April 30, 1998
                              Secretary
                              (Principal Financial and
                              Accounting Officer)

            *                 Chairman of the Board
-------------------------
    Michael A. Brochu

            *                 Director
-------------------------
     Alan D. Frazier

            *                 Director
-------------------------
  Ronald E. Eibensteiner

            *                 Director
-------------------------
    Timothy I. Maudlin

            *                 Director
--------------------------
       Ann Kirschner

            *                 Director
--------------------------
        Ram Shriram

            *                 Director
--------------------------
        Rick Thompson

/s/ Robert N. Goodman                                          April 30, 1998
      Robert N. Goodman, As
   Attorney-in-Fact pursuant to
Power of Attorney filed with Form
 10-K for year ended December 31,
               1997