Form 10-Q
period 1998-03-31
IVI PUBLISHING INC
filed 1998-05-20
CIK 910391

FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
(Mark one)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 1998

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ________________

Commission file Number:  000-22212

                              IVI PUBLISHING, INC.
                               ------------------
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

                                  206-583-0100
              (Registrant's telephone number, including area code)

                         7500 Flying Cloud Drive, #500
                         Eden Prairie, Minnesota 55344
                                (Former Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  X           No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class                                      Outstanding as of May 15, 1998
 -----------------------------------        ------------------------------
 Common Stock                               10,139,710 shares
 Par Value $.01 Per Share

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              IVI Publishing, Inc.
                                 Balance Sheets
                                    Unaudited
                      (In Thousands, Except Per Share Data)


                                               Dec. 31, 1997   Mar. 31, 1998
ASSETS

Current assets:
     Cash and cash equivalents                    $  2,488       $    571
     Accounts receivable, net of allowances
        for returns and doubtful accounts of
       $1,011 in 1997 and $991 in 1998                 337             65
     Inventories                                       150             46
     Other current assets                              332            263
                                                  --------       --------
Total current assets                                 3,307            945

Furniture and equipment:
     Computers and software                          2,856          2,874
     Office equipment                                1,403          1,403
                                                  --------       --------
                                                     4,259          4,277
     Accumulated depreciation                       (2,989)        (3,184)
                                                  --------       --------
                                                     1,270          1,093

Total assets                                      $  4,577       $  2,038
                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                             $  1,919       $  1,725
     Other accrued expenses                          2,640          2,464
                                                  --------       --------
Total current liabilities                            4,559          4,189

Shareholders' equity:
     Common stock, $.01 par value:
         Issued and outstanding shares -
             10,106 and 10,125 at 1997
             and 1998, respectively                    101            101
     Additional paid-in capital                     78,493         78,577
     Accumulated deficit                           (78,576)       (80,829)
                                                  --------       --------
Total shareholders' equity (deficit)                    18         (2,151)
                                                  --------       --------

Total liabilities and shareholders' equity        $  4,577       $  2,038
                                                  ========       ========


                              IVI Publishing, Inc.
                            Statements of Operations
                                    Unaudited
                      (In thousands, except per share data)

                                         Three Months Ended
                                              March 31
                                        1997           1998
                                      --------       --------
Revenue                               $  1,719       $    330
Cost of revenue                            770            688
                                      --------       --------
Gross margin                               949           (358)
Operating expenses:
     Product development                 1,311            728
     Sales and marketing                   394            436
     General and administrative            766            743
                                      --------       --------
        Total operating expenses         2,471          1,907
Loss from operations                    (1,522)        (2,265)
Interest (expense) income                  (59)            12
                                      --------       --------
Net loss                                (1,581)        (2,253)
Preferred stock dividends                  (30)
Preferred stock accretion                  (13)
                                      --------       --------
Net loss applicable to
     common shareholders              ($ 1,624)      ($ 2,253)
                                      ========       ========

Net loss per common share --
     basic and diluted                ($  0.21)      ($  0.22)
                                      ========       ========

Weighted average number of
     common shares outstanding           7,653         10,150
                                      ========       ========

                              IVI Publishing, Inc.
                            Statements of Cash Flows
                                 (In Thousands)

                                                                         Three Months Ended
                                                                              March 31
                                                                        1997         1998
                                                                      --------      -------

Operating activities:
   Net loss                                                           ($1,581)      ($2,253)
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization                                    330           195
         Changes in assets and liabilities:
            Decrease in accounts receivable                               970           272
            Decrease (increase) in inventories                            (26)          104
            Decrease in other current assets                               20            69
            Decrease in other long-term assets                             27
            Decrease in accounts payable and accrued liabilities       (1,182)         (370)
                                                                      -------       -------
   Net cash used in operating activities                               (1,442)       (1,983)

Investing activities:
   Net furniture and equipment additions                                  (23)          (18)
                                                                      -------       -------
   Net cash used in investing activities                                  (23)          (18)

Financing activities:
   Proceeds from exercised stock options                                   74            84
                                                                      -------       -------
   Net cash provided by financing activities                               74            84
                                                                      -------       -------

Net decrease in cash and cash equivalents                              (1,391)       (1,917)
Cash and cash equivalents at beginning of period                        3,462         2,488
                                                                      =======       =======
Cash and cash equivalents at end of period                            $ 2,071       $   571
                                                                      =======       =======


                              IVI Publishing, Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                                 March 31, 1998

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

In February 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings Per Share." This statement establishes standards for computing and presenting basic and diluted earnings per share (EPS) for financial statements issued for periods ending after December 15, 1997. The adoption of this statement will not have a material effect on the Company's reported EPS.

Note D -- Revenue Recognition

The Company's revenues consist of product sales and licensing revenue, contract development revenue, fees relating to the licensing of its content for use on cable television, and advertising fees for online services.

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

Revenues are generated through the licensing of the Company's health and medical content for use on cable television channels. For the three months ended March 31, 1997, the Company recognized revenue under its cable agreement ratably over the life of the contract. In 1998, revenue is recognized on a cash basis.

Revenues are generated through the sale of sponsorships and advertising on the Company's web site. These revenues are recognized as they are earned.

Note E -- Litigation Settlement

During the quarter, the Company made a payment of $305,000 to Berkshire Multimedia Group, Inc. to fully satisfy the outstanding judgment against the Company.

Note F -- Subsequent Event

On April 10, 1998, the Company received gross proceeds of $5 million from a private placement of 5,000 shares of non-voting Series B 5% Convertible Redeemable Preferred Stock (the "Preferred Shares") and 66,778 five-year warrants with an exercise price of $11.23125 per share. The Preferred Shares are convertible into shares of Common Stock at a price which depends on the market price and varies with respect to when the conversion occurs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since its inception, the Company's strategy has been to develop online and cable television platforms, as well as maintain its staple platform, CD-ROMs, in order to enhance an integrated approach to publishing electronic health and medical information. In 1997, the Company was distributing its health and medical information to end users via all three platforms. Under this strategy, the Company was never able to attain profitability, and, at December 31, 1997, had an accumulated deficit of $78,576,000. In 1997, the Company's Board of Directors revised its business strategy and brought in an entirely new management team and other key employees skilled in the development of internet websites. The Company's current strategy is to focus its resources on the development of an internet-delivered, consumer-oriented network of health and wellness sites.

Results of Operations

The following table sets forth selected income statement data of IVI Publishing, Inc. and such data as a percentage of net revenues for the three months ended March 31, 1998 and 1997.

                                     Three months ended March 31,
                                    (Dollar amounts in thousands)
                       ------------------------------------------------------
                                     1998                        1997
                                     ----                        ----
Net revenues                  $330          100%        $1,719          100%
Gross margin                  (358)        (108%)          949           55%
Operating expenses           1,907          578%         2,471          144%
Operating loss              (2,265)        (686%)       (1,522)         (89%)
Net loss                   ($2,253)        (683%)      ($1,624)         (94%)


Revenues
Revenues for the three months ended March 31, 1998 and 1997 were as follows:

                                                    1998          1997
                                                    ----          ----
Product sales and licensing revenue                $      44     $     888
Contract development revenue and other                   197           338
Cable television licensing revenue                         0           493
Online revenue                                            89             0
                                                 ------------  ------------

Net revenues                                       $     330      $  1,719

Sales for the three months ended March 31, 1998 of $330,000 represent a decrease of 81% relative to the previous year. The decrease is primarily attributable to reduced product sales and licensing revenue which decreased from $888,000 to $44,000 and cable television licensing revenue which decreased from $493,000 to $0. The decrease in product sales and licensing revenue is a result of market conditions for CD ROM products, and the Company's lack of new CD ROM product releases as it transitions to an internet-focused business. The decrease in cable royalty revenues reflects a cash basis revenue recognition policy related to a cable television contract with America's Health Network (AHN). Online revenue was generated from the Company's OnHealth.com web site through site sponsorships and advertising.

Gross margin

Gross margin as a percentage of net revenues was (108%) for the three months ended March 31, 1998 compared to 55% for the comparable period in 1997. The negative gross margin percentage in 1998 is primarily the result of royalty expenses related to cable television licensing revenue, but is in part due to the high cost of revenues related to the CD ROM business.

Operating expenses

Product Development For the three months ended March 31, 1998, product development expenses were $728,000, representing a $583,000, or 44%, decrease relative to the same period in 1997. The decrease relates to the shift away from the CD-ROM product development business and toward an internet focused business.

Sales and Marketing
Sales and marketing expenses for the three months ended March 31, 1998 increased $42,000, or 11%, relative to the same three months in 1997. Although expenses are comparable, 1998 expenditures are focused primarily on internet marketing and sales activities while 1997 activities include expenditures for the Company's CD-ROM business.

General and Administrative

For the quarter ended March 31, 1998, general and administrative expenses decreased $23,000, or 3%, relative to the same period in the previous year. Lower professional fees in 1998 were partially offset by higher travel and related expenses.

Interest Income (Expense)

The quarter ended March 31, 1998 has net interest income of $12,000 compared to net interest expense of $59,000 for the quarter ended March 31, 1997. The 1998 net interest income includes interest income generated from cash equivalents. The 1997 net interest expense includes interest income from cash equivalents that is more than offset by interest expense related to $3,500,000 in convertible subordinated debentures, which were converted into common stock during the fourth quarter of 1997.

Financial Condition, Liquidity and Capital Resources

At March 31, 1998, the Company had cash and cash equivalents of $571,000. Total cash used by operating activities during the three months ended March 31, 1998 totalled $1,983,000 and is primarily due to a net loss of $2,253,000. Investing activities used cash of $18,000 for purchases of computer equipment. Financing activities provided cash of $84,000 from stock option exercises.

On April 10, 1998, the Company completed a $5,000,000 non-voting Convertible Redeemable Preferred Stock financing. The Company believes that the proceeds from this financing transaction, in addition to cash and cash equivalents and anticipated operating cash flows will allow the Company to continue to meet its ongoing financial obligations and operate through, at least, December 31, 1998.

Forward Looking Statements

The statement made in this Form 10-Q relating to the Company's ability to meet its ongoing financial obligations and operations through December 31, 1998 depends on (i) the ability of the Company to meet its expected operating revenues, which are variable with respect to consumer demand and advertising revenues, (ii) the success of its ongoing development efforts and market acceptance of the OnHealth web site, (iii) the success and effectiveness of the Company's new management team; and (iv) other general market conditions and competitive conditions within this market, including the introduction and further development of competitive web sites.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1996, Berkshire Multimedia Group, Inc. ("Berkshire") initiated mediation regarding a dispute with the Company. Shortly after an unsuccessful mediation conference was held in September 1996, Berkshire Multimedia Group filed a demand for arbitration alleging that the Company breached its obligations under a contract. An arbitration hearing was completed in January 1997, and in February 1997 the arbitration panel awarded Berkshire $300,000. Hennepin County (Minnesota) District Court vacated that award on May 29, 1997, and Berkshire appealed the case. The Court of Appeals heard the case in late 1997 and reinstated the original decision of the arbitration panel in January 1998. On
February 25, 1998, the Hennepin County (Minnesota) District Court issued an order directing that judgment be entered against the Company in the amount of $300,000 plus interest. In March 1998, the Company made a payment of $305,000 to Berkshire Multimedia Group, Inc. in full satisfaction of such judgment.


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

         (10.1) Nonqualified Stock Option Agreement dated December 11, 1997 between the Company and Robert N. Goodman*

         (27)     Financial Data Schedule (included only in electronic version).

         *Management contract or compensatory agreement.

(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            IVI PUBLISHING, INC.



                                            By  /s/ Michael D. Conway
                                            Michael D. Conway
                                            Chief Financial Officer

Date:  May 20, 1998