Form 10-Q
period 1998-06-30
ONHEALTH NETWORK CO
filed 1998-08-13
CIK 910391

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
(Mark one)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

                                      OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM  ________________

COMMISSION FILE NUMBER:  000-22212

                           OnHealth Network Company
                              __________________
                          (Exact Name of Registrant as
                           specified in its charter)

          WASHINGTON                              41-1686038
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

                             IVI PUBLISHING, INC.
                         7500 FLYING CLOUD DRIVE, #500
                         EDEN PRAIRIE, MINNESOTA 55344
                           (Former Name and Address)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
               YES  X     NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS                     OUTSTANDING AS OF AUGUST 10, 1998
------                    ---------------------------------
COMMON STOCK                     10,810,631 SHARES
PAR VALUE $.01 PER SHARE

                         PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           OnHealth Network Company
                                BALANCE SHEETS
                                   UNAUDITED
                                (IN THOUSANDS)

                                                    Jun. 30, 1998        Dec. 31, 1997
ASSETS
Current assets:
    Cash and cash equivalents                          $  2,953             $  2,488
    Accounts receivable, net of allowances
      for returns and doubtful accounts of
      $257 in 1998 and $1,011 in 1997                       109                  337
    Inventories                                               -                  150
    Other current assets                                    109                  332
                                                       --------             --------
Total current assets                                      3,171                3,307

Furniture and equipment:
    Computers and software                                1,035                2,856
    Office equipment                                        744                1,403
                                                       --------             --------
                                                          1,779                4,259
    Accumulated depreciation                               (719)              (2,989)
                                                       --------             --------
                                                          1,060                1,270

TOTAL ASSETS                                           $  4,231             $  4,577
                                                       ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $  1,403             $  1,919
    Other accrued expenses                                1,776                2,640
                                                       --------             --------
Total current liabilities                                 3,179                4,559

Convertible preferred stock                               4,554

Shareholders' equity:
    Common stock, $.01 par value:
    Issued and outstanding shares
      10,166 and 10,106 at 1998
      and 1997, respectively                                102                  101
    Additional paid-in capital                           79,114               78,493
    Accumulated deficit                                 (82,718)             (78,576)
                                                       --------             --------
Total shareholders' equity (deficit)                     (3,502)                  18
                                                       --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  4,231             $  4,577
                                                       ========             ========

                           OnHealth Network Company
                           STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               Three Months Ended                       Six Months Ended
                                                     Jun. 30                                 Jun. 30
                                            1998                1997                1998                1997
                                       ---------------     ---------------     ---------------     ---------------
Revenue                                       $    155            $    524            $    485            $  2,243
Cost of revenue                                    334                 266               1,022               1,036
                                       ---------------     ---------------     ---------------     ---------------
Gross margin                                      (179)                258                (537)              1,207
Operating expenses:
    Product development                            830               1,090               1,558               2,401
    Sales and marketing                            995                 249               1,431                 643
    General and administrative                     490               2,840               1,233               3,606
                                       ---------------     ---------------     ---------------     ---------------
     Total operating expenses                    2,315               4,179               4,222               6,650
Loss from operations                            (2,494)             (3,921)             (4,759)             (5,443)
Other income                                       563                                     563
Interest (expense) income                           42                 (57)                 54                (116)
                                       ---------------     ---------------     ---------------     ---------------
Net loss                                        (1,889)             (3,978)             (4,142)             (5,559)
Preferred stock dividends                          (56)                (30)                (56)                (60)
Preferred stock accretion                         (154)                (13)               (154)                (26)
                                       ---------------     ---------------     ---------------     ---------------
Net loss applicable to
    common shareholders                        ($2,099)            ($4,021)            ($4,352)            ($5,645)
                                       ===============     ===============     ===============     ===============
Net loss per common share --
    basic and diluted                           ($0.21)             ($0.52)             ($0.43)             ($0.74)
                                       ===============     ===============     ===============     ===============
Weighted average number of
    common shares outstanding                   10,146               7,663              10,131               7,661
                                       ===============     ===============     ===============     ===============

                           OnHealth Network Company
                           STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                (IN THOUSANDS)


                                                                     Six Months Ended
                                                                         Jun. 30
                                                                    1998            1997
                                                                  -------         -------
Operating activities:
   Net loss                                                       ($4,142)        ($5,559)
   Adjustments to reconcile net loss to
     net cash used in operating activities
         Depreciation and amortization                                429             659
         Changes in assets and liabilities:
            Decrease in accounts receivable                           228           3,399
            Decrease in inventories                                   150              13
            Decrease in other current assets                          223              97
            Decrease in other long-term assets                                      1,094
            Decrease in accounts payable and accrued
              liabilities                                          (1,380)         (2,491)
                                                                  -------         -------
   Net cash used in operating activities                           (4,492)         (2,788)

Investing activities:
   Net furniture and equipment additions                             (219)            (31)
                                                                  -------         -------
   Net cash used in investing activities                             (219)            (31)

Financing activities:
   Proceeds from convertible preferred stock                        5,000
   Proceeds from exercised stock options                              176              74
                                                                  -------         -------
   Net cash provided by financing activities                        5,176              74

Net increase (decrease) in cash and cash equivalents                  465          (2,745)
Cash and cash equivalents at beginning of period                    2,488           3,462
                                                                  -------         -------
Cash and cash equivalents at end of period                        $ 2,953         $   717
                                                                  =======         =======

                            OnHealth Network Company
                 Notes to the Financial Statements (Unaudited)
                                 June 30, 1998

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns and bad debts and the length of furniture and equipment lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, convertible preferred stock and warrants are excluded from the computation, as their effect is anti-dilutive.

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

Revenues are generated through the licensing of the Company's health and medical content for use on cable television channels. Through March 31, 1997, the Company recognized revenue under its cable agreement ratably over the life of the contract. Thereafter, revenue is recognized on a cash basis.

Revenues are generated through the sale of sponsorships and advertising on the Company's web site. These revenues are recognized as they are earned.

PREFERRED SHARES

On April 10, 1998, the Company received gross proceeds of $5 million from a private placement of 5,000 shares of non-voting Series B 5% Convertible Redeemable Preferred Stock (the "Preferred Shares") and 66,778 five-year warrants with an exercise price of $11.23125 per share. The Preferred Shares are convertible into shares of Common Stock at a price which depends on the market price and varies with respect to when the conversion occurs. In July 1998, the Company issued 389,003 shares of common stock in conversion of 2,715 shares of the Preferred Shares. In July 1998, the Company issued 46 Preferred Shares in payment of dividends on the Preferred Shares. The two purchasers of such Preferred Shares were both accredited investors.

For this transaction, the Company claimed exemption from registration under
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder because, to the Company's knowledge, the purchases were made for the purchaser's own investment purposes and not for further distribution or resale. In addition, the Company satisfied the other applicable requirements of Regulation D in connection with each such offering and sale.

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

Results of Operations

The following table sets forth selected income statement data for OnHealth Network Company and such data as a percentage of net revenues for the three months ended June 30, 1998 and 1997 (dollar amounts in thousands):

                              1998                       1997
                              ----                       ----
Net revenues           $   155         100%       $   524        100%
Gross margin              (179)       (115%)          258         49%
Operating expenses       2,315       1,494%         4,179        798%
Operating loss          (2,494)     (1,609%)       (3,921)      (748%)
Net loss                (2,099)     (1,354%)       (4,021)      (767%)

The following table sets forth selected income statement data for OnHealth Network Company and such data as a percentage of net revenues for the six months ended June 30, 1998 and 1997 (dollar amounts in thousands):

                               1998                      1997
                               ----                      ----
Net revenues           $   485       100%         $ 2,243        100%
Gross margin              (537)     (111%)          1,207         54%
Operating expenses       4,222       871%           6,650        296%
Operating loss          (4,759)     (981%)         (5,443)      (243%)
Net loss                (4,352)     (897%)         (5,645)      (252%)

Revenues

Revenues for the three months ended June 30, 1998 and 1997 were as follows:

                                              1998       1997
                                             -----      -----
Product sales and licensing revenue          $(115)     $ 320
Contract development revenue and other         213        204
Cable television licensing revenue               -          -
Online revenue                                  57          -
                                             -----      -----
Net revenues                                 $ 155      $ 524


Revenues for the six months ended June 30, 1998 and 1997 were as follows:

                                              1998       1997
                                             -----      ------
Product sales and licensing revenue          $ (71)     $1,208


Contract development revenue and other                    410               542
Cable television licensing revenue                          -               493
Online revenue                                            146                 -
                                                        -----            ------
Net revenues                                            $ 485            $2,243

Sales for the three and six months ended June 30, 1998 decreased 70% and 78%, respectively, compared to the same periods in the previous year. Affecting both periods were reduced product sales and licensing revenue which were partially offset by Online revenues. Also affecting the six-month period is a decrease in cable royalty revenues. Product sales and licensing revenue decreases reflect market conditions for CD ROM products, the lack of new CD ROM product releases, and the Company's cancellation of a CD ROM distribution agreement. The negative product sales and licensing revenue in the three month and six month periods ended June 30, 1998 relates to CD ROM product returns from the canceled distribution agreement. Cable television licensing revenue decreases reflect a cash basis revenue recognition policy related to a cable television contract with America's Health Network (AHN). The 1998 Online revenues were generated from the Company's OnHealth.com web site through site sponsorships and advertising. The Company redesigned and relaunched the OnHealth.com web site in July 1998.

Gross margin

Gross margin as a percentage of net revenues for the three and six months ended June 30, 1998 was (115%) and (111%), respectively, compared to 49% and 54%, respectively, for comparable periods in 1997. The negative gross margin percentages in 1998 are the result of CD ROM royalty expenses, CD ROM inventory write-offs, and royalty expenses related to cable television licensing revenue.

Operating expenses

Product Development

Product development expenses for the three and six months ended June 30, 1998, decreased $260,000 and $843,000, respectively, relative to the same periods in the previous year. The decrease relates to a shift away from the CD-ROM product development business and a shift towards an internet focused business. Current period expenses relate to developing and producing a redesigned OnHealth.com web site.

Sales and Marketing

Sales and marketing expenses for the three and six months ended June 30, 1998 increased $746,000 and $788,000, respectively, compared to the same periods in the previous year. Current period expenditures relate primarily to preparing to market the Company's redesigned web site OnHealth.com.

General and Administrative

General and administrative expenses in the second quarter 1998 decreased to $490,000 as compared to $2,840,000 for the second quarter of 1997. For the six months ended June 30, 1998, general and administrative expenses decreased to $1,233,000 from $3,606,000 for the comparable period in 1997. The second quarter 1997 general and administrative expenses included approximately $2,000,000 from a bad debt reserve related to AHN which was partially offset by a reduction of $1,000,000 in related liability charges. The 1997 general and administrative expenses also included a $1,066,000 partial write-off of an asset that represented the capitalization of costs paid to Time Life, Inc. for the development of The Medical Advisor. The lower second quarter 1998 general and administrative expenses also reflect general cost cutting measures including reduced rent costs from the Company's relocation to a smaller facility.

Other Income

In the second quarter 1998, other income includes $563,000 related to the reversal of a previously established bad debt reserve. This bad debt reserve was initially established in the second quarter of 1997 as part of general and administrative expenses. During the second quarter 1998, the reserve became unnecessary. To isolate the uniqueness of the reserve reversal, management has classified it outside of operating activities as other income.

Interest Income (Expense)

The quarter ended June 30, 1998 has net interest income of $42,000 compared to net interest expense of $57,000 for the quarter ended June 30, 1997. The six months ended June 30, 1998 has net interest income of $54,000 compared to net interest expense of $116,000 for the same period in 1997. The 1998 net interest income includes interest income generated from cash equivalents. The 1997 net interest expense included interest income from cash equivalents which were more than offset by interest expense related to $3,500,000 in convertible subordinated debentures. The debentures were converted into common stock during the fourth quarter of 1997.

Financial Condition, Liquidity and Capital Resources

At June 30, 1998, the Company had cash and cash equivalents of $2,953,000. Total cash used by operating activities during the six months ended June 30, 1998 was $4,492,000 and is primarily due to a net loss of $4,142,000. Investing activities used net cash of $219,000 primarily for purchases of computer equipment. Financing activities provided cash of $5,176,000 from $176,000 in stock option exercises and a $5,000,000 Convertible Redeemable Preferred Stock financing. To properly market its redesigned OnHealth.com web site, the Company expects a significant use of cash, and anticipates it will require additional funding in the fourth quarter to be able to fund its business. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Forward Looking Statements

The statement made in this Form 10-Q relating to the Company's ability to meet its ongoing financial obligations and operations depends on (i) the ability of the Company to meet its expected operating revenues, which are variable with respect to consumer demand and advertising revenues, (ii) the success of its ongoing development efforts and market acceptance of the OnHealth web site, (iii) the success and effectiveness of the Company's new management team; and (iv) other general market conditions and competitive conditions within this market, including the introduction and further development of competitive web sites.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
-------   -----------------------------------------

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

On June 16, 1998, at the Company's Annual Meeting of Shareholders, the Shareholders approved the following proposals by the margins indicated:

     1. Reincorporation from Minnesota to Washington and the change of the name of the Company from IVI Publishing, Inc. to OnHealth Network Company.

               FOR:                  5,467,711
               AGAINST:                 13,203
               ABSTAIN:                 10,385


     2. Approval of the Company's 1997 Stock Option Plan. The purpose of the 1997 Stock Option Plan's is to promote the success of the Company by facilitating the employment and retention of competent personnel and by furnishing incentive to directors, officers and employees of the Company and consultants and advisors to the Company, upon whose efforts the success of the Company will depend to a large degree. Incentive stock options and nonqualified stock options may be granted pursuant to the 1997 Stock Option Plan.

               FOR:                  5,030,254
               AGAINST:                381,735
               ABSTAIN:                 77,304

     In addition, at such Annual Meeting, all of the directors nominated were elected by the Shareholders:

  MICHAEL BROCHU    CHAIRMAN OF THE BOARD
  ROBERT GOODMAN    PRESIDENT, CHIEF EXECUTIVE OFFICER & DIRECTOR

  ALAN FRAZIER   -           DIRECTOR
  TIM MAUDLIN                DIRECTOR
  ANN KIRSCHNER  -           DIRECTOR
  RAM SHRIRAM                DIRECTOR
  RICK THOMPSON  -           DIRECTOR
  RON EIBENSTEINER           DIRECTOR

ITEM 5.   OTHER INFORMATION
-------   -----------------

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

(a)  The following exhibits are included herein:

     (27) Financial Data Schedule (included only in electronic version).

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OnHealth Network Company



                                        By  /s/ Michael D. Conway
                                        Michael D. Conway
                                        Chief Financial Officer

Date:  August 13, 1998