Form 10-Q
period 1998-09-30
ONHEALTH NETWORK CO
filed 1998-11-17
CIK 910391

                                  FORM 10 - Q
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549
(MARK ONE)

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

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

               YES  X    NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS                         OUTSTANDING AS OF NOVEMBER 12, 1998
------                        -----------------------------------
COMMON STOCK                            11,880,581 SHARES
PAR VALUE $.01 PER SHARE

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           OnHealth Network Company
                                Balance Sheets
                                   Unaudited
                                (In thousands)


                                                               Sept. 30, 1998     Dec. 31, 1997
ASSETS
Current assets:
     Cash and cash equivalents                                    $ 1,020               $  2,488
     Accounts receivable, net of allowances
        for returns and doubtful accounts of
        $202 in 1998 and $1,011 in 1997                               311                    337
     Inventories                                                        -                    150
     Other current assets                                             333                    332
                                                                  -------               --------
Total current assets                                                1,664                  3,307

Furniture and equipment:
     Computers and software                                         1,171                  2,856
     Office equipment                                                 689                  1,403
                                                                  -------               --------
                                                                    1,860                  4,259
     Accumulated depreciation                                        (953)                (2,989)
                                                                  -------               --------
                                                                      907                  1,270

Total assets                                                      $ 2,571               $  4,577
                                                                  =======               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                             $ 1,907               $  1,919
     Other accrued expenses                                         1,350                  2,640
                                                                  -------               --------
Total current liabilities                                           3,257                  4,559

Convertible preferred stock                                         2,156

Shareholders' equity:
     Common stock, $.01 par value:
         Issued and outstanding shares -
             10,811 and 10,106 at 1998
             and 1997, respectively                                   108                    101
     Additional paid-in capital                                    82,271                 78,493
     Accumulated deficit                                          (85,221)               (78,576)
                                                                  -------               --------
Total shareholders' (deficit) equity                               (2,842)                    18
                                                                  -------               --------
Total liabilities and shareholders' equity                        $ 2,571               $  4,577
                                                                  =======               ========

                           ONHEALTH NETWORK COMPANY
                           STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Three Months Ended                   Nine Months Ended
                                                       Sept. 30                              Sept. 30
                                              1998                 1997                1998                1997
                                       ----------------     ---------------     ----------------     --------------
Revenue                                        $    248             $   488             $    733           $  2,731
Cost of revenue                                     549                 311                1,571              1,347
                                       ----------------     ---------------     ----------------     --------------
Gross margin                                       (301)                177                 (838)             1,384
Operating expenses:
    Product development                             547                 378                2,105              2,779
    Sales and marketing                           1,265                 333                2,696                976
    General and administrative                      420               2,096                1,653              5,702
                                       ----------------     ---------------     ----------------     --------------
    Total operating expenses                      2,232               2,807                6,454              9,457
Loss from operations                             (2,533)             (2,630)              (7,292)            (8,073)
Other income                                          -               2,704                  563              2,704
Interest income (expense)                            30                 (68)                  84               (184)
                                       ----------------     ---------------     ----------------     --------------
Net (loss) income                                (2,503)                  6               (6,645)            (5,553)
Preferred stock dividends                           (36)                (30)                 (92)               (90)
Preferred stock accretion                           (99)                (13)                (253)               (39)
                                       ----------------     ---------------     ----------------     --------------
Net loss applicable to
    common shareholders                         ($2,638)               ($37)             ($6,990)           ($5,682)
                                       ================     ===============     ================     ==============

Net loss per common share --
    basic and diluted                            ($0.25)             ($0.00)              ($0.68)            ($0.74)
                                       ================     ===============     ================     ==============

Weighted average number of
    common shares outstanding                    10,698               7,618               10,323              7,636
                                       ================     ===============     ================     ==============

                           ONHEALTH NETWORK COMPANY
                           STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                (IN THOUSANDS)


                                                                                    Nine Months Ended
                                                                                        Sept. 30
                                                                              1998                    1997
                                                                       -----------------        ----------------
Operating activities:
   Net loss                                                                      ($6,645)                ($5,553)
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization                                               663                     984
         Stock issued for litigation settlement                                                              433
         Changes in assets and liabilities:
            Decrease in accounts receivable                                           26                   3,697
            Decrease (increase) in inventories                                       150                    (146)
            Decrease (increase) in other current assets                               (1)                    168
            Decrease in other long-term assets                                                             1,103
            Decrease in accounts payable and accrued liabilities                  (1,302)                 (1,420)
                                                                       -----------------        ----------------
   Net cash used in operating activities                                          (7,109)                   (734)

Investing activities:
   Net furniture and equipment disposals                                             188
   Net furniture and equipment additions                                            (488)                    (14)
                                                                       -----------------        ----------------
   Net cash used in investing activities                                            (300)                    (14)

Financing activities:
   Proceeds from convertible preferred stock                                       5,000
   Proceeds from exercised stock options                                             941                      74
                                                                       -----------------        ----------------
   Net cash provided by financing activities                                       5,941                      74

Net decrease in cash and cash equivalents                                         (1,468)                   (674)
Cash and cash equivalents at beginning of period                                   2,488                   3,462
                                                                       -----------------        ----------------
Cash and cash equivalents at end of period                                      $  1,020                $  2,788
                                                                       =================        ================

                           OnHealth Network Company
                 Notes to the Financial Statements (Unaudited)
                              September 30, 1998

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

Revenues are generated through the sale of sponsorships and advertising on the Company's web site. Revenues are also generated from the licensing of the web site's content. These revenues are recognized as they are earned.

PREFERRED SHARES

On April 10, 1998, the Company received gross proceeds of $5 million from a private placement of 5,000 shares of non-voting Series B 5% Convertible Redeemable Preferred Stock (the "Preferred Shares") and 66,778 five-year warrants with an exercise price of $11.23125 per share. The Preferred Shares are convertible into shares of Common Stock at a price which depends on the market price and varies with respect to when the conversion occurs. In July 1998, the Company issued 389,003 shares of common stock in conversion of 2,715 shares of the Preferred Shares. In July 1998, the Company issued 46 Preferred Shares in payment of dividends on the Preferred Shares. In October 1998, the Company issued 69,052 shares of common stock in conversion of 200 shares of the Preferred Shares. In October 1998, the Company issued 28 Preferred Shares in payment of dividends on the Preferred Shares. In October, 1998, the Company redeemed 1,470 Preferred Shares. The two purchasers of such Preferred Shares were both accredited investors.

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

COMMON SHARES

On October 30, 1998, the Company closed a private placement with one accredited investor (the "Investor") of: (i) 1,000,898 shares of Common Stock and (ii) 66,778 five-year warrants with an exercise price of $4.81 per share (the "October 1998 Private Placement"). In connection with the October 1998 Private Placement, the Company redeemed 1,470 Preferred Shares owned by the Investor. The Company's gross proceeds from the

October 1998 Private Placement were $3,690,500, and its net proceeds were $2,000,000. On certain dates in the future, approximately quarterly, beginning in the first quarter of 1999, the number of shares of Common Stock issuable pursuant to the October 1998 Private Placement will be subject to adjustment depending on current market prices. In connection with the October 1998 Private Placement, the Company was granted an option to sell to the Investor up to an additional $2.0 million in Common Stock at a price of $3.69 per share (on the same terms as the October 1998 Private Placement), subject to the satisfaction of certain conditions including the continued accuracy of the representations and warranties of the Company in the subscription documents delivered in the October 1998 Private Placement. Through December 31, 1998, the Company may, at its option, repurchase from the Investor any of the shares of Common Stock issued in the October 1998 Private Placement at a price of $3.87 per share. After December 31, 1998, the Company may similarly repurchase such shares of Common Stock, but the price that such repurchases may be effected will vary depending on market prices and when the repurchase occurs.

The Company will file a registration statement with the Securities and Exchange Commission prior to the end of the year relating to the registration of the resale of the shares of Common Stock issued in the October 1998 Private Placement and any additional shares sold pursuant to the above described option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since its inception, the Company's strategy has been to develop online and cable television platforms, as well as maintain its staple platform, CD-ROMs, in order to enhance an integrated approach to publishing electronic health and medical information. In 1997, the Company was distributing its health and medical information to end users via all three platforms. Under this strategy, the Company was never able to attain profitability, and, at December 31, 1997, had an accumulated deficit of $78,576,000. In 1997, the Company's Board of Directors revised its business strategy and brought in an entirely new management team and other key employees skilled in the development of internet web sites. The Company's current strategy is to focus its resources on an internet-delivered, consumer-oriented network of health and wellness sites.

Results of Operations

The following table sets forth selected income statement data for OnHealth Network Company and such data as a percentage of net revenues for the three months ended September 30, 1998 and 1997 (dollar amounts in thousands):

------------------------------------------------------------------------------------------
                                         1998                            1997
------------------------------------------------------------------------------------------
Net revenues                      $   248            100%         $   488            100%
------------------------------------------------------------------------------------------
Gross margin                         (301)          (121%)            177             36%
------------------------------------------------------------------------------------------
Operating expenses                  2,232            900%           2,807            575%
------------------------------------------------------------------------------------------
Operating loss                     (2,533)        (1,021%)         (2,630)          (539%)
------------------------------------------------------------------------------------------
Net loss                           (2,638)        (1,064%)            (37)            (8%)
------------------------------------------------------------------------------------------

The following table sets forth selected income statement data for OnHealth Network Company and such data as a percentage of net revenues for the nine months ended September 30, 1998 and 1997 (dollar amounts in thousands):

-----------------------------------------------------------------------------------------
                                           1998                           1997
-----------------------------------------------------------------------------------------
Net revenues                      $   733            100%        $ 2,731            100%
-----------------------------------------------------------------------------------------
Gross margin                         (838)          (114%)         1,384             51%
-----------------------------------------------------------------------------------------
Operating expenses                  6,454            880%          9,457            346%
-----------------------------------------------------------------------------------------
Operating loss                     (7,292)          (995%)        (8,073)          (296%)
-----------------------------------------------------------------------------------------
Net loss                           (6,990)          (954%)        (5,682)          (208%)
-----------------------------------------------------------------------------------------

Revenues

Revenues for the three months ended September 30, 1998 and 1997 were as follows:

                                                    1998              1997
                                              ---------------   --------------
Online revenue                                          $ 121            $  37
Product sales and licensing revenue                        72              251
Contract development revenue and other                     55              200
                                              ---------------   --------------

Net revenues                                            $ 248            $ 488

Revenues for the nine months ended September 30, 1998 and 1997 were as follows:

                                                    1998              1997
                                              ---------------   --------------
Contract development revenue and other                  $ 465           $  742
Online revenue                                            267               37
Product sales and licensing revenue                         1            1,459
Cable television licensing revenue                          -              493
                                              ---------------   --------------

Net revenues                                            $ 733           $2,731

Sales for the three and nine months ended September 30, 1998 decreased 49% and 73%, respectively, compared to the same periods in the previous year. Affecting both periods were reduced product sales and licensing revenue, and reduced contract development revenue and other, which were partially offset by an increase in online revenues. Also affecting the nine-month period is a decrease in cable television licensing revenues. Product sales and licensing revenue decreases reflect market conditions for CD ROM products, the lack of new CD ROM product releases, and the Company's cancellation of a CD ROM distribution agreement. Cable television licensing revenue decreases reflect a cash basis revenue recognition policy related to a cable television content licensing contract with America's Health Network (AHN) and AHN's failure in 1998 to make two scheduled payments totaling $1.125 million. The 1998 online revenues were generated primarily from the Company's OnHealth.com web site through site sponsorships and advertising. The Company redesigned and relaunched the OnHealth.com web site in July 1998.

Gross margin

Gross margin as a percentage of net revenues for the three and nine months ended September 30, 1998 was (121%) and (114%), respectively, compared to 36% and 51%, respectively, for comparable periods in 1997. The negative gross margin for the three and nine months ended September 30, 1998 is a result of OnHealth.com editorial costs included in cost of revenue. The negative gross margin percentage for the nine months ended September 30, 1998 is also the result of CD ROM royalty expenses, CD ROM inventory write-offs, and royalty expenses related to cable television licensing revenue.

Operating expenses

Product Development

Product development expenses were $547,000 and $2,105,000 for the three and nine months ended September 30, 1998, respectively, compared to $378,000 and $2,779,000 for the same periods in 1997. The third quarter 1997 development costs included an adjustment related to an agreement with Mayo Foundation.
Under the agreement, Mayo assumed all operating expenses for the Mayo Health O@sis web site, retroactive to January 1, 1997. The operating costs, which the Company recorded during the first half of 1997, were reversed during the third quarter 1997, after the agreement was signed. For the nine month period, product development costs decreased $674,000, or 24%. The decrease relates to a shift away from the CD-ROM product development business and a shift towards an internet focused business.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended September 30, 1998 increased $932,000 and $1,720,000, respectively, compared to the same periods in the previous year. Sales and marketing expenses relate to the OnHealth.com web-site and consist primarily of advertising and other marketing related expenses (which include distribution agreement costs), compensation and employee-related expenses. The increase in the current year relates to a marketing campaign related to the launch of the OnHealth.com web site and distribution costs related to agreements signed in July 1998 with GeoCities and Infoseek.

General and Administrative

General and administrative expenses in the third quarter 1998 decreased to $420,000 as compared to $2,096,000 for the third quarter of 1997. For the nine months ended September 30, 1998, general and administrative expenses decreased to $1,653,000 from $5,702,000 for the comparable period in 1997. General and administrative expenses consist primarily of compensation to administrative and executive personnel, fees for professional services, facility costs and bad debt expenses. The decreases for the three and nine month periods ended September 30, 1998 reflect substantially decreased legal costs and general cost cutting measures including reduced rent costs from the Company's relocation to a smaller facility. The three months ended September 30, 1997 includes extensive legal costs related to lawsuits with Viridis, Inc. and T. Randal Productions, Inc.
The decrease for the nine months ended September 30, 1998 also reflects reduced bad debt expenses and a 1997 write-off of an asset. In 1997, the general and administrative expenses include approximately $2,000,000 from a bad debt expense related to AHN caused when AHN's financing fell through subsequent to the end of the second quarter 1997. This 1997 bad debt reserve was partially offset by a reduction of $1,000,000 in related liability charges. Also in 1997, there was a $1,066,000 partial write-off of an asset that represented the capitalization of costs paid to Time Life, Inc. for the development of The Medical Advisor.

Other Income

For the three and nine months ended September 30, 1998, other income was $0 and $563,000, respectively, compared to $2,704,000 and $2,704,000, respectively, for the same periods in 1997. For the nine months ended September 30, 1998, other income includes $563,000 related to the reversal of a previously established bad debt reserve. This bad debt reserve was initially established in the second quarter of 1997 as part of general and administrative expenses. During the second quarter 1998, the reserve became unnecessary, and, to isolate the uniqueness of the reserve reversal, management classified it outside of operating activities as other income. For the three and nine months ended September 30, 1997, other income includes $2,704,000 of compensation related to a full transfer of ownership of the O@sis web site to Mayo and for releasing Mayo of its obligation to give the Company the "right of first refusal" on Mayo products published in electronic media."

Interest Income (Expense)

The three and nine months ended September 30, 1998 had net interest income of $30,000 and $84,000, respectively, compared to net interest expense of $68,000 and $184,000, respectively, for the same periods in 1997. The 1998 net interest income includes interest income generated from cash and cash equivalents. The 1997 net interest expense includes interest income from cash and cash equivalents which were more than offset by interest expense related to $3,500,000 in convertible subordinated debentures. The debentures were converted into common stock during the fourth quarter of 1997.

Financial Condition, Liquidity and Capital Resources

At September 30, 1998, the Company had cash and cash equivalents of $1,020,000. Total cash used by operating activities during the nine months ended September 30, 1998 was $7,109,000 and is primarily due to a net loss of $6,645,000. Investing activities used net cash of $300,000 primarily for purchases of computer equipment. Financing activities provided cash of $5,941,000 from $941,000 in stock option exercises and a $5,000,000 Convertible Redeemable Preferred Stock financing. As discussed in the notes to the financial statements, on October 30, 1998, the Company received net proceeds of $2 million from a private placement of 1,000,898 shares of common stock, 66,778 five-year warrants with an exercise price of $4.81 per share, and redemption of 1,470 shares of Series B convertible preferred stock. To properly market its OnHealth.com web site, the Company expects a significant use of cash, and will require additional funding in the fourth quarter of 1998 or first quarter of 1999 to be able to fund its business. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Forward Looking Statements

The statement made in this Form 10-Q relating to the Company's ability to meet its ongoing financial obligations and operations depends on: (i) the ability of the Company to raise additional capital, if at all, enabling it to continue the development and marketing of the OnHealth web site; (ii) the ability of the Company to meet its expected operating revenues, which are variable with respect to consumer demand and advertising revenues, (iii) the success of its ongoing development efforts and market acceptance of the OnHealth web site, (iv) the success and effectiveness of the Company's new management team; and (v) other general market conditions and competitive conditions within this market, including the introduction and further development of competitive web sites.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                          PART II  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

None.

ITEM 5.   OTHER INFORMATION
---------------------------

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  The following exhibits are included herein:

     10.1 Subscription Agreement, dated October 30, 1998 between the Company and Advantage Fund II Ltd.

     10.2  Form of Common Stock Purchase Warrant

     10.3 Escrow Agreement, dated October 30, 1998 between the Company, Advantage Fund II Ltd. and Brian W. Pusch

     10.4 Registration Rights Agreement, dated October 30, 1998 between the Company and Advantage Fund II Ltd.

     (27)  Financial Data Schedule (included only in electronic version).

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

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

Date:  November 16, 1998