Form 10-Q/A
period 1998-09-30
ONHEALTH NETWORK CO
filed 1999-03-24
CIK 910391

                                  FORM 10 - Q/A
                      SECURITIES AND EXCHANGE COMMISSION

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

                                 INTRODUCTION

OnHealth Network Company (the "Company" or the "Registrant") hereby amends its Quarterly Report on Form 10-Q, for the three months ended September 30, 1998 by deleting its responses to Part I, Item 1 and Part I Item 2 and replacing such sections in their entirety. The purpose of such amendment is to adjust certain accretions to earnings relating to the Company's Series B Convertible Preferred Stock issued on April 10, 1998 and warrants issued April 10, 1998. In discussions with the Company's auditors in connection with the year end audit it was decided to revise the time period for calculating the accretion for the preferred stock and warrants issued in April, 1998. The effect of this decision is to increase the accretion to be recognized in the third quarter by $275,000, increasing the loss for such period by that amount. This nonoperating, noncash adjustment does not increase the loss for the year.

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
                                                                  =======               ========

                           ONHEALTH NETWORK COMPANY
                           STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Three Months Ended                   Nine Months Ended
                                                       Sept. 30                              Sept. 30
                                              1998                 1997                1998                1997
                                       ----------------     ---------------     ----------------     --------------
Revenue                                        $    248             $   488             $    733           $  2,731
Cost of revenue                                     549                 311                1,571              1,347
                                       ----------------     ---------------     ----------------     --------------
Gross margin                                       (301)                177                 (838)             1,384
Operating expenses:
    Product development                             547                 378                2,105              2,779
    Sales and marketing                           1,265                 333                2,696                976
    General and administrative                      420               2,096                1,653              5,702
                                       ----------------     ---------------     ----------------     --------------
    Total operating expenses                      2,232               2,807                6,454              9,457
Loss from operations                             (2,533)             (2,630)              (7,292)            (8,073)
Other income                                          -               2,704                  563              2,704
Interest income (expense)                            30                 (68)                  84               (184)
                                       ----------------     ---------------     ----------------     --------------
Net (loss) income                                (2,503)                  6               (6,645)            (5,553)
Preferred stock dividends                           (36)                (30)                 (92)               (90)
Preferred stock accretion                          (374)                (13)                (528)               (39)
                                       ----------------     ---------------     ----------------     --------------
Net loss applicable to
    common shareholders                         ($2,913)               ($37)             ($7,265)           ($5,682)
                                       ================     ===============     ================     ==============

Net loss per common share --
    basic and diluted                            ($0.27)             ($0.00)              ($0.70)            ($0.74)
                                       ================     ===============     ================     ==============

Weighted average number of
    common shares outstanding                    10,698               7,618               10,323              7,636
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

Results of Operations

The following table sets forth selected income statement data for OnHealth Network Company and such data as a percentage of net revenues for the three months ended September 30, 1998 and 1997 (dollar amounts in thousands):

------------------------------------------------------------------------------------------
                                         1998                            1997
------------------------------------------------------------------------------------------
Net revenues                      $   248            100%         $   488            100%
------------------------------------------------------------------------------------------
Gross margin                         (301)          (121%)            177             36%
------------------------------------------------------------------------------------------
Operating expenses                  2,232            900%           2,807            575%
------------------------------------------------------------------------------------------
Operating loss                     (2,533)        (1,021%)         (2,630)          (539%)
------------------------------------------------------------------------------------------
Net loss                           (2,913)        (1,175%)            (37)            (8%)
------------------------------------------------------------------------------------------

The following table sets forth selected income statement data for OnHealth Network Company and such data as a percentage of net revenues for the nine months ended September 30, 1998 and 1997 (dollar amounts in thousands):

-----------------------------------------------------------------------------------------
                                           1998                           1997
-----------------------------------------------------------------------------------------
Net revenues                      $   733            100%        $ 2,731            100%
-----------------------------------------------------------------------------------------
Gross margin                         (838)          (114%)         1,384             51%
-----------------------------------------------------------------------------------------
Operating expenses                  6,454            880%          9,457            346%
-----------------------------------------------------------------------------------------
Operating loss                     (7,292)          (995%)        (8,073)          (296%)
-----------------------------------------------------------------------------------------
Net loss                           (7,265)          (991%)        (5,682)          (208%)
-----------------------------------------------------------------------------------------

Revenues

Revenues for the three months ended September 30, 1998 and 1997 were as follows:

                                                    1998              1997
                                              ---------------   --------------
Online revenue                                          $ 121            $  37
Product sales and licensing revenue                        72              251
Contract development revenue and other                     55              200
                                              ---------------   --------------

Net revenues                                            $ 248            $ 488

Revenues for the nine months ended September 30, 1998 and 1997 were as follows:

                                                    1998              1997
                                              ---------------   --------------
Contract development revenue and other                  $ 465           $  742
Online revenue                                            267               37
Product sales and licensing revenue                         1            1,459
Cable television licensing revenue                          -              493
                                              ---------------   --------------

Net revenues                                            $ 733           $2,731

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

Year 2000

The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

We could be affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems that we operate or that are operated by third parties. The Company is in the process of assessing the Year 2000 issue and expects to complete the program in the third quarter of 1999. At this point in our assessment, we are not currently aware of any Year 2000 problems relating to systems we operate or that are operated by third parties that would have a material effect on our business, results of operations or financial condition, without taking into account our efforts to avoid such problems. Based on our assessment to date, we do not anticipate that costs associated with remediating our non-compliant IT systems or non-IT systems will exceed $100,000, although there can be no assurance to such effect, and any such cost will be funded through operating cash flows. To date the Company has incurred no significant costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan. Management does not currently expect the Company's financial condition or results of operations will be materially adversely affected by the Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

To the extent that our assessment is finalized without identifying any additional material non-compliant IT systems we operate or that are operated by third parties, the most reasonably likely worst case Year 2000 scenario is a systemic failure beyond our control, such as a prolonged telecommunications or electrical failure. Such a failure could prevent us from operating our business, prevent users from accessing our web site, or change the behavior of advertising customers or persons accessing our web site. We believe that the primary business risks, in the event of such failure, would include, but not be limited to, lost advertising revenues, increased operating costs, loss of customers or persons accessing our web site, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on our business, results of operations and financial condition. We are in the process of developing a contingency plan that will address situations that may result should Year 2000 compliance for critical operations not be fully achieved in 1999.

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

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  OnHealth Network Company



                                  By  /s/ Michael D. Conway
                                  Michael D. Conway
                                  Chief Financial Officer

Date:  March 24, 1999