Form 10-K
period 1998-12-31
ONHEALTH NETWORK CO
filed 1999-03-31
CIK 910391

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF  1934  FOR  THE FISCAL  YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE  TRANSITION  PERIOD FROM _________TO__________.

                         COMMISSION FILE NUMBER 0-22212

                            ONHEALTH NETWORK COMPANY
             (Exact name of registrant as specified in its charter)

               WASHINGTON                             41-1686038
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

         808 HOWELL STREET, SUITE 400
               SEATTLE, WASHINGTON                      98101
  (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (206) 583-0100

           --------------------------------------------------------


Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 9, 1999:  $178,383,285

Number of shares outstanding of the registrant's class of common stock as of
   March 9, 1999:  15,856,292

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

===============================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     Part I
Item 1.  Business............................................................3
Item 2.  Properties.........................................................20
Item 3.  Legal Proceedings..................................................20
Item 4.  Submission of Matters to a Vote of Security Holders................21

                                     Part II
Item 5.  Market For Registrant's Common Equity and Related
          Stockholder Matters...............................................22
Item 6.  Selected Financial Data............................................23
Item 7.  Managements's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................24
Item 7a. Quantitative and Qualitative Disclosures About Market Risk.........28
Item 8.  Financial Statements And Supplementary Data........................28
Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure..........................................28

                                    Part III
Item 10. Directors and Executive Officers of Registrant.....................29
Item 11. Executive Compensation.............................................29
Item 12. Security Ownership of Certain Beneficial Owners and Management.....29
Item 13. Certain Relationships and Related Transactions.....................29

                                     PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....30
Signatures..................................................................33

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

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

GENERAL

OnHealth  Network  Company  ("OnHealth" or the "Company")  intends to become the leading Internet resource dedicated to the management of family health and well-being. The Company is an Internet-based provider of high quality health and medical information and applications to a broad base of consumers. The Company's Internet site, onhealth.com, produces and distributes original, relevant health content including in-depth reports, personalized information retrieval, geographically specific guides to health services and information, editorials and interactive community environments. By leveraging management's years of experience in developing businesses, its skill in working with third-party content providers, and its unique knowledge of consumers of health information, the Company has created a broad site appealing to health consumers. The key attributes for success in this venture include building high-value editorial content, maintaining a friendly and easily accessible site on the Internet, building trust and credibility, and creating a conducive environment for community among site users. The Company has entered into, and intends to enter into additional distribution relationships with businesses which have significant reach on the Internet, such as search engines, portals, Internet access providers, community, news information and content and other specialty sites, media companies, promotional programs and other traditional media to build the OnHealth brand and drive traffic to the site. Capitalizing on this broad reach, the Company plans to create multiple revenue streams by leveraging the branding, customer set, and market awareness created by the onhealth.com site. OnHealth intends to generate advertising revenue by appealing to advertisers through its ability to reach targeted demographics and psychographics. Additional products and services, such as transactional based e-commerce, subscription and syndication, will be developed to exploit opportunities as they present themselves in the marketplace.

The Company was founded in August 1990 in the State of Minnesota. The Company went public in 1993 as IVI Publishing, Inc. Until January 1998, its traditional line of business had been CD-ROM development, production and distribution. The best known title, "Mayo Clinic Ultimate Medical Guide", along with other CD-ROM works, has been distributed through retail and computer OEM channels. The Company's predecessor was also a supplier of video, animation and graphic assets to America's Health Network, a health and medical cable TV channel, and published a book version of its CD-ROM, "Taking Control of Your Health" in conjunction with Time Life Medical.

The Company's first foray onto the Internet was a Web site, O@sis, which it developed on a joint venture basis with the Mayo Foundation in July 1996. Due to philosophical differences regarding the strategic direction of the site, full ownership of O@sis was later transferred to the Mayo Foundation with the Company receiving a $2.7 million termination settlement and the return of IVI Publishing Inc. stock held by Mayo. The Company's current relationship with Mayo consists of a content contract and certain agreements concerning CD-ROM properties.

INDUSTRY OVERVIEW

THE INTERNET
The Internet is an increasingly significant global medium for communications, information and commerce and continues to experience rapid growth in its user base. International Data Corporation estimates that the number of Internet users will grow to approximately 320 million by 2002 from approximately 69 million at the end of 1997. The Company believes that the growth in Internet use is due to a number of factors including a large and growing installed based of PCs, improvements in network infrastructure and easier and more cost effective access to the Internet. Current trends that specifically impact the Company's business model include the following:

         INCREASING ADOPTION OF INTERNET USE BY WOMEN. Women tend to be the healthcare decision-makers within their households, and therefore the seekers of health and wellness information. Internet use among women has increased rapidly in recent years, from 5% in early 1994 to 46% in 1998 and is expected to increase to 51% in 1999, according to International Data Corporation.

         INTERNET USERS VIEW THE WORLD WIDE WEB AS AN IMPORTANT INFORMATION RESOURCE. Approximately 90% of Internet users use the Internet at least once a month and more than 70% visit at least one "News and Information" site. In addition, 17 million U.S. adults searched for health information in the 12 months ended July 1998 and is estimated to increase to over 30 million in 2000, according to Cyber Dialogue. This number of U.S. adults searching for health information equals the number of searchers of financial information and is just slightly below the number of news seekers.

         ONLINE ADVERTISING HAS EMERGED AS A MORE SIGNIFICANT COMPONENT TO MARKETERS' MEDIA MIX. Online advertising in the United States is projected to grow from $1.9 billion in 1998 to $4.4 billion in the year 2000 and $7.7 billion in 2002, according to Jupiter Communications.

         E-COMMERCE HAS BECOME A SIGNIFICANT CHANNEL OF DISTRIBUTION FOR MERCHANDISERS. According to International Data Corporation, worldwide e-commerce is projected to increase from $12.4 billion, at the end of 1997, to approximately $425 billion in 2002. Average annual spending by individuals is expected to rise over the same period from $375/person to $672/person.

HEALTHCARE
According to the Congressional Budget Office, annual healthcare expenditures in the U.S. have grown from approximately $470 billion in 1982 to more than $1 trillion in 1998, representing more than 14% of the gross national product. Stimulating this growth is an aging U.S. population which is starting to enter its prime years for drug and healthcare expenditures. According to the U.S. Bureau of the Census, the number of individuals over the age of 65 is projected to increase from approximately 26 million in 1981 to 35 million by 2000, or from 11.5% to 13.0% of the total U.S. population.

Dramatic changes in the U.S. healthcare delivery system are causing more patients to bear more healthcare costs on an out-of-pocket basis. Concurrently, more people are attempting to manage their own health rather than relying solely on medical practitioners. As consumers demand more information, wider choices and greater involvement in healthcare decision-making, they are seeking health information in greater numbers and from a wider variety of sources. Moreover, the "baby-boomer" consumer is characterized as highly educated and technology literate, increasingly leveraging technology in general and the Internet in particular to gain greater access to information. The fragmented nature of this information, whether it be from sources such as written publications, television, radio or the Internet, as well as the failure of available sources to properly address the wide variety of information needs and activities of consumers, provides a large business opportunity for OnHealth.


ONHEALTH'S STRATEGY

The Company believes it is well positioned to capitalize on the market opportunities created by the rising consumer demand for relevant, timely, high-quality health and wellness information and the emergence of the World Wide Web as a medium for both communications and commerce. The Company's strategy for achieving its goal of becoming the premier network of health-related channels on the Internet consists of the following:

         CREATE THE LEADING  INTERNET  RESOURCE  DEDICATED TO THE  MANAGEMENT
         OF FAMILY HEALTH AND WELL-BEING.
                -Differentiate  the  onhealth.com  site from  other  sources  of health and Wellness information by continuing to offer content that occupies the targeted and practical ground between "lifestyle" Editorial content and undifferentiated "clinical" reference material.
                -Develop high quality, unique and independent editorial content. -Provide personalization to enable users to obtain information on specific diseases or conditions that are of importance to them, retrieve e-mail, track personal health records for themselves and their families, obtain local weather and pollen information and participate in relevant discussion groups, among other things.
                -Provide  "intelligent" links to other reliable, relevant online content.
                -Provide  regularly  updated  content to encourage  user return visits.
                -Produce a  user-friendly,  easily  accessible  and  editorially attractive format. Provide interactive, community and "smart" search capabilities.
                -Offer   consumers   the  ability  to  purchase   health-related
                 products.
                -Provide interactive tools and programs such as risk assessments and behavior programs to help consumers actively manage their health and well being.
                -The above will  drive  frequent  usage and long user  sessions, thereby establishing an effective platform for advertisers to reach their targeted demographics.

         DRIVE TRAFFIC AND MAXIMIZE THE ONHEALTH.COM BRAND.
                -Enter into distribution agreements with Internet search engines and portals and strategic alliances with other specialty sites.
                -Facilitate   increased  user  traffic   through  an  integrated
                 advertising campaign utilizing multiple channels.
                -Utilize  "best-of-breed"  partners such as  TBWA/Chiat  Day and
                 Fleishman-Hillard to facilitate OnHealth's marketing and public relations efforts.
                -Establish pre-eminent market share and build barriers to entry.

         FUEL REVENUE GROWTH.
                -Develop      multiple      revenue      streams       including
                 advertising/sponsorship, e-commerce/transactions, subscription and syndication.
                -Create a differentiated and productive advertising  environment to include a wide variety and depth of sponsorship areas and a targeted, creative beyond-banner program.
                -Market  acceptance  of the  onhealth.com  site  will  allow the
                 Company to produce additional content, products and services for its end-user base.


ONHEALTH.COM

INTRODUCTION

Onhealth.com provides timely and relevant coverage of health news and issues, substantive resources and references, community discussions, direct access to experts, interactive tools and exclusive "smart" search capabilities directly to health consumers. Onhealth.com enables consumers to actively and successfully manage the health and well-being of themselves and their families. On July 20, 1998, the Company launched its redesigned flagship site, signaling a commitment to provide the healthcare consumer's best interactive source for health information and services. By logging onto onhealth.com, consumers will find aggressive coverage of important health issues and deep database reference materials in an interactive and personalized format. The site consists of unique services and features.

ONHEALTH.COM CURRENT SERVICES AND FEATURES

             -DAILY  BRIEFINGS:  Each day,  onhealth.com  publishes  health  and medical news filtered and tailored to what is most practically relevant to the key demographic. Daily Briefings include: 1) ORIGINAL SUMMARIES of the most important health-related news stories, including links to deeper material and 2) DAILY HEALTH TIPS covering everything from diet and nutrition to stress reduction and relaxation techniques.

             -IN-DEPTH REPORTS:  Each week,  onhealth.com  publishes new reports that cover a broad range of health topics in-depth. Examples of topics include nutrition, stress management, emotional well-being, managed care and breast cancer. Onhealth.com's In-Depth Reports provide information beyond the superficial coverage offered by "lifestyle" health sites but in an insightful and informative manner which removes the medical jargon found in "clinical" health sites to provide meaningful coverage of a full range of health issues. Content for OnHealth's In-Depth Reports is produced by carefully selected and respected journalists who are assigned by OnHealth's staff of editors.

             -THE ONHEALTH PERSONAL HEALTH TRACKER: Personal Health Tracker is a
              free, personal, private service to track, retrieve and save important health information for onhealth.com users. The exclusive Personal Health Tracker searches a hand-selected universe of the Internet's best health and medical resources and sends the user an e-mail, on either a daily or weekly basis according to user specifications, when new information is found. The Personal Health Tracker searches against a user's selection of topics on a daily basis and can be customized to provide the most relevant information for a user's specific healthcare needs.

             -CITY HEALTH  GUIDES:  Onhealth.com  currently  provides  localized information guides for 14 U.S. cities, providing timely, practical information and resource listings for onhealth.com's users. Services include local health news, community resources, calendars of health-related events, classes and support groups and local pollen, UV and pollution counts.

             -ASK OUR EXPERTS:  Onhealth.com's  exclusive  columnists cover core beats that the site's users have said are most important to them by answering questions in an in-depth format. Columns like "A Woman's Body," "Active Aging," "Sex Matters," "Power to the Patient," "The Holistic Pediatrician" and "Alternative Health" are written by expert medical and science writers to whom users always have direct access for comments, questions and suggestions.

             -CONDITION CENTERS: Partnering with some of medicine's top research and clinical institutions, onhealth.com's condition-specific Condition Centers give consumers hands-on patient guides, expert answers, community support and the latest medical updates to help them most successfully manage chronic conditions. For example, institutions such as the Beth Israel Deaconess Cancer Center, the International Diabetes Center and the Mount Sinai Cardiovascular Institute will support those who are managing such difficult conditions as breast cancer, diabetes and cardiovascular health problems. Additional Condition Centers for asthma, allergy, and gastrointestinal disorders will be launched in 1999.

             -ONHEALTH  LIVE  HOSTED  BY  BROOKE  GLADSTONE:  Journalist  Brooke
              Gladstone of National Public Radio hosts onhealth.com's weekly live Internet-audio interview show featuring leading health and wellness experts. Users can ask questions during the show and listen to previous shows through the extensive archive. The program airs every Tuesday night.

             -NEWSLETTER:  Onhealth.com  users can  receive a free  e-mail  with alerts to the latest in-depth reports, columns, events and more. The newsletter is delivered free every Tuesday.

             -ILLNESS AND DISEASE DATABASE:  Onhealth.com offers a comprehensive reference tool which enables the site's users access to the most comprehensive medical conditions database online. Through Conditions A-Z, users can access information on a full range of medical conditions.

             -USP DRUG  DATABASE:  Onhealth.com  users  have  access to the most comprehensive pharmacy database online. Through onhealth.com's deep pharmacy reference, users can find information on the effects of a specific drug, its appropriate use and potential side effects.

             -ALTERNATIVE  PRACTICES:  Onhealth.com provides coverage of several of the most widely recognized alternative medical therapies including Acupressure, Hydrotherapy, Naturopathy and Ayurvedic medicine.

             -HERBAL INDEX:  Onhealth.com  offers the most comprehensive  herbal database on-line. Users have access to general descriptions, target ailments, preparations and special information on a wide variety of herbs including Echinacea, Gingko, St. John's Wort and many others.

             -RECOMMEND  A  DOCTOR:  Onhealth.com  has  assembled  a  nationwide database of good doctors that have been recommended by its community of users. Over two thousand exceptional doctors are currently listed, and the database continues to grow.

             -DISCUSSION GROUPS: Onhealth.com provides a forum to discuss health issues and conditions with other consumers. In-depth reports and Ask Our Experts provide the catalyst for discussion among consumers within these groups, and information can be integrated within discussions to provide a meaningful environment.

             -MEDICAL  ADVISORY  BOARD:  Onhealth.com  has  assembled  an active
              Medical Advisory Board made up of specialists from the Condition Center partner institutions. The board also includes a large panel of doctors who review and update the Company's condition reference material.

             -INTERCONNECTED DATABASES AND SITE SEARCH: Since the entire site is databased, onhealth.com is the most dynamically interrelated health site on the web. Each page is categorized and cross-indexed so the most relevant information from across the site is readily available to the user on any given subject.

CONTENT DEVELOPMENT

The Company's goal for its editorial content is to continue to create high-value, useful, accessible, and trustworthy editorial elements for its users. By developing such content, the Company differentiates itself from "lifestyle" health sites and the medical and scientific jargon of "clinical" health sites. The editorial staff, working with the health and medical editors, controls all content on a daily basis. In general, the Company obtains and produces content for the onhealth.com site in one of three ways: (1)
PROPRIETARY: Created exclusively for OnHealth by Company employees or high quality contractors who are experienced medical or scientific writers; (2)
SYNDICATED: Licensed for distribution via OnHealth, on an exclusive or non-exclusive basis following review by the Company's staff editors; and (3)
LINKED: OnHealth may "point" to other content elsewhere on the World Wide Web. Although linked content is not exclusive to OnHealth, the Company adds value by finding and pre-qualifying the best health-related content on the Internet.

OnHealth currently has content relationships with the following organizations:

        Reuters
        AccuWeather
        New England Journal of Medicine/Massachusetts Medical Society International Diabetes Center
        Mount Sinai Cardiovascular Institute
        Beth Israel Deaconess Cancer Center
        Time Life Medical

Additional content to be added to the network in the future may include high-value content, which may be licensed in the context of user models that go beyond advertising support. Management believes that through a combination of these content strategies, the OnHealth brand can create a unique product that will have more user value and therefore a potential for greater levels of usage than any health related content now on the World Wide Web.


TARGETED DEMOGRAPHIC

Onhealth.com is targeted to well-educated, technology adopting women aged 25-54 who are proactive in seeking information to actively maintain their health and well-being and reactive in addressing health and medical issues. OnHealth's audience is skewed predominantly female, as they are the key healthcare decision-makers within the household. According to International Data Corporation, women are expected to represent approximately 51% of on-line users in 1999, up from 46% in 1998. OnHealth believes that women represent an attractive demographic for advertisers since women have a disproportionate control over consumer spending in the United States. Industry experts estimate that women make 75% of the household's healthcare decisions, control 66% of the health dollars and spend 80% of a household's discretionary income.

UNIQUE USERS

According to an article in the October 19, 1998 issue of Business Week, there are an estimated 15,000 health and wellness web sites today. Even though the re-launch of onhealth.com was on July 20, 1998, Media Metrix, the leading provider of measurement services for the Internet and digital technologies, in their December 1998 US Report, stated that 458,000 unique users visited onhealth.com, ranking the site third among health sites. This number of unique visitors represents more than a 60% increase from the October report, ranking onhealth.com the third most trafficked consumer health and wellness site. The Company plans to aggressively grow its unique user base. Onhealth.com's independent and unique content, ownership rights of the content and wide audience appeal allows the Company to enter into flexible and versatile strategic relationships to drive traffic. The Company believes that its primary source for driving traffic will result from distribution and marketing agreements.


DISTRIBUTION

OnHealth intends to leverage existing and planned distribution agreements in its execution of a business model that will generate rapid growth in reach and page views, thereby creating opportunities to generate multiple revenue streams. The Company has and will continue to enter into distribution agreements with leading search engine and portal companies, major Internet access providers, community, news, information and content and other specialty sites, media companies, promotional programs, other traditional media and corporate/HMOs. Distribution agreements serve to build the brand and to drive significant traffic to the onhealth.com Web site. By increasing its brand exposure and traffic through significant distribution agreements, onhealth.com will seek to be the most effective means of advertising health-related products on the Internet. Current distribution relationships include:

         SEARCH ENGINES AND PORTALS:

              THE GO NETWORK. With over 19.8 million unique visitors per month, as of January 1999, Go Network is one of the largest sites on the web. As one of only three Go Network Health Channel Premier Partners, onhealth.com has a major branded presence - an above the fold four-color logo button - and Daily Briefing headlines on the Go.com Health Channel Home page. In addition, OnHealth's content is featured prominently on the health related sub-channels throughout the site: "Health News & Information," "Eating Right & Looking Good," "Fitness" and "Wellness."

              PLANET DIRECT. As a featured Health Content Partner for Planet Direct - a comprehensive, personalized directory of online services - Planet Direct features access to OnHealth's Daily Briefing, Daily Health Tips, Conditions A-Z database, pharmacy resources, In-Depth Reports, Condition Centers, Herbal Index and links to OnHealth Resource areas. Planet Direct carries many of OnHealth's Ask our Experts, such as "Sex Matters", "Power to the Patient", "Alternative Health" and "A Woman's Body". In addition, OnHealth's logo appears on Planet Direct's homepage with a direct link to the Company's web site. Planet Direct is co-branded by more than 450 Internet Service Providers nationwide and affinity groups like RE/MAX, the U.S. Chess Federation, and Discover Card. Planet Direct, a wholly owned subsidiary of CMGI, is a personal Web service that tailors members' online experience to their interests and local community. By integrating brand name editorial content with enhanced links to popular sites and services, Planet Direct provides mainstream consumers with essential, everyday information such as news, weather, and financial data in a logical and intuitive manner, ensuring easy access to personal interests in a community atmosphere.

              NBC'S SNAP! As a featured content provider for the Snap! Health channel, OnHealth provides access to Daily Briefing, In-Depth Reports and partner content pages for over 180 conditions that are prominently promoted throughout the health channel. Snap! is a free Internet directory, search and navigation service that offers the most powerful way to organize and find anything on the
              Internet. The service is logically arranged to give users the quickest route to the best of what they are looking for on the Web, providing efficient, high-quality search results and directory listings and the most often-used content. At the heart of the Snap! portal service is a directory of Web sites, built by a team of editors and reviewers to ensure its quality, freshness and usefulness. Users may either search the directory by using key words, or browse through the directory's topics, including: Arts & Humanities, Business & Money, Computing & Internet, Entertainment, Education, Health, Kids & Family, Living, Local, News & Media, Oddities, People & Society, Science & Technology, Shopping, Sports and Travel.

              MICROSOFT'S WEBTV: Under the terms of an agreement with WebTV, Inc., a subsidiary of Microsoft Corporation, onhealth.com is the primary supplier the health and wellness content for the Explore Reference and Health category receiving prominent placement and promotion on the WebTV homepage. Onhealth.com provides WebTV Network service subscribers with many unique features, including access to Daily Briefing, In-Depth Reports, Ask Our Experts, Condition Centers and Resource areas.

              YAHOO! CHAT: OnHealth works with Yahoo! Chat to produce weekly audience driven, interactive discussions with the country's most prominent health and wellness experts. Focusing on the most probing and crucial health issues of the day, the chats take place Wednesdays at 6 p.m. Eastern (3 p.m. Pacific). The chat programming is being promoted on both onhealth.com and the front page of Yahoo! Chat and run of site on Yahoo.

         INTERNET SERVICE PROVIDERS AND OTHER:

              MINDSPRING. As a Health Content Partner for MindSpring, Onhealth's four-color logo is prominently featured with direct links to onhealth.com. Onhealth supplies health and wellness information, including In-Depth Reports and Ask Our Experts, within the Health area. MindSpring is a leading Internet service provider focused on delivering outstanding service and support to its customers. MindSpring's dial-up subscribers can browse the World Wide Web, send electronic mail, participate in informative online chats and access over 20,000 newsgroups. MindSpring offers local Internet service in more than 360 locations throughout the United States. MindSpring is also a leading provider of Web Hosting services and domain registrations.

              iSYNDICATE: iSyndicate, the Web's leading content syndication service, will feature access to OnHealth's Daily Briefing, Ask Our Experts, and In-Depth Reports as part of its free Express Service, now serving over 18,432 sites. As of the end of February, there were 121 sites carrying OnHealth's headlines. With a few easy steps, iSyndicate Express allows affiliate sites to integrate selected headlines on their pages, which link to the content provider's site for the full-text article. Headline links are dynamically served and automatically updated, allowing affiliate sites to feature fresh, professional content, and allowing content providers to reach desirable new audiences, build their brand, and drive traffic to their site. Onhealth.com joins some of the Web's leading content providers as part of iSyndicate's Express service, such as CNET, ZDNet, Reuters and TheStreet.com.

              MOTOROLA:  Motorola's i Kno!  network  features  OnHealth's  Daily
              Briefing. Pager customers can also choose to have the Daily Briefing sent directly to their pagers. Motorola's technology offers paging companies a broad range of information preformatted and ready for inclusion in service bundles that the carrier then offers to its customers. In addition too onhealth.com's health news, i Kno! offers standard news features such as local weather and traffic, sports, movie reviews, national and international news, and financial information.

         COMMUNITY:

              GEOCITIES. OnHealth is the exclusive content provider of health information on GeoCities. OnHealth provides health news and information to GeoCities, which is featured in the "Health" Avenue. Onhealth.com's headlines are also featured throughout the Health sub-avenue and subsequent topic pages, where users can seamlessly link to onhealth.com to access the complete stories.

         NEWS, INFORMATION AND CONTENT SITES:

              AOL'S DIGITAL CITY NEW YORK: OnHealth provides the first local health-related content area on AOL's Digital City New York. The "Health Guide" provides consumers with OnHealth's branded network of interactive health and wellness information as well as local news, community resources and listings of health events, classes and support groups. OnHealth offers to Digital City New York's users reliable health information and tools that empower them to make better decisions about themselves their family's healthcare. OnHealth's Recommend a Doctor Database provides a listing of New York doctors ranked "good", "great" or "amazing" by their patients; the Conditions A-Z database and Ask Our Experts,
              including  "A  Woman's   Body,"  "Sex   Matters,"   and  "Holistic

              Pediatrician." Digital City, Inc. is the nation's largest and the Internet Online's most popular local city resource and community guide. Digital City reaches more than 3 million people every month, provides an array of interactive products in 50 cities, an delivers locally relevant news, community resources, entertainment and commerce in a dynamic and easy-to-use format. Available on America Online at Keyword: Digital City, on CompuServe's Local
              Channel,   on   Netscape's   NetCenter   and   on   the   Web   at
              www.digitalcity.com, Digital City combines useful local information, expert reviews, and the personal contributions of the people who use the service to help residents get the most from their communities. Based in Vienna, VA, Digital City, an AOL Studios business, is owned primarily by America Online and Tribune Company.

              THIRDAGE: As a primary health content provider, ThirdAge features OnHealth's Daily Health Tip, In-Depth Reports, Conditions A-Z, and Personal Health Tracker within the Health Channel. ThirdAge Media is the leading media company for aging boomers--ThirdAgers--the fastest growing segment of the population in the United States and worldwide. Third Age Media embraces a fully integrated approach to communication through a branded Web site, ThirdAge.com; news syndicate and electronic distribution channel, Third Age News; and a market research arm, Third Age Research.

              ADVANCE INTERNET: Onhealth.com provides health and wellness content for Advance Internet's network of sites (www.advance.net), including New Jersey Online, Alabama Live, Oregon Live, Michigan Live and more. Advance Internet's users can access onhealth.com's, Daily Health Tips, OnHealth Live, In-Depth Reports, Ask Our
              Experts,  and  Daily Briefing, from  their  local  sites.  Advance
              Internet is a subsidiary of Advance Publications Inc., owner of newspapers in 22 cities as well as Conde Nast magazines; CondeNet; Parade; and React. Advance Internet Inc. is currently responsible for the development and management of non local Web sites that are created in alliance with newspapers owned and operated by Advance Publications Inc.

              COMCAST ONLINE COMMUNICATIONS. As a Content Provider for Comcast Online Communications, OnHealth's four-color logo is prominently featured with direct links to the OnHealth site. Onhealth.com's content, including Daily Briefing, Daily Health Tips, In-Depth Reports, Ask Our Experts, and OnHealth Live, are prominently featured in the Health Channel that serves 22 markets of the InYourTown.com sites and for the Comcast@Home service. Comcast's popular InYourTown.com sites can take users directly to OnHealth's localized City Health Guides. Comcast Online Communications, through its partnership with @Home Network, offers residential customers the fastest, easiest, and most entertaining way to access the Internet from home in six markets. InYourTown provides unique and local Internet content for Comcast@Home subscribers, as well as all Internet users in 23 Comcast Cable markets.

              SAN FRANCISCO CHRONICLE AND NBC AFFILIATE KRON

              THE TAMPA TRIBUNE AND NBC AFFILIATE WFLA

These strategic relationships will enable OnHealth to build brand awareness, drive end-user traffic to the Web site, generate interest with potential and prospective distribution partners, and create visibility for its content. OnHealth's strategy is to continue to enter into distribution relationships to build the OnHealth brand and drive traffic to onhealth.com.

MARKETING & PROMOTION

The Company's media plan is designed to build brand awareness and drive traffic to the Company's onhealth.com web site. The Company has hired TBWA/Chiat/Day as its advertising agency of record, Fleishman-Hillard as its public relations agency and Thinking Media as its interactive agency. The Company's integrated marketing campaign is expected to begin in the second quarter of 1999 and will extend over several quarters. The campaign will consist of advertising online as well as advertising via television, radio, magazines, newspapers and tactical outdoor ad placements. The Company's strategy includes effectively communicating that onhealth.com is an indispensable resource for helping consumers manage their family's health.

ADVERTISING REVENUE

OnHealth believes its demographic audience and its ability to target specific users of its site will be attractive to pharmaceutical and other advertisers. OnHealth believes it is able to create a differentiated and productive advertising environment by providing the following:

       -Targeted programs to reach the most desirable consumers
       -A wide variety and depth of sponsorship areas
       -Long-term exclusive relationships for highly prized condition-specific content
       -Creative,  beyond-banner programs that appeal to more aggressive advertisers
       -Personalization and key word targets that provide flexible cross-site delivery

Initially, The Company intends to continue to target pharmaceutical advertisers, and as the Company achieves critical mass, the demographics of the target user should appeal to a broader range of advertisers such as consumer goods companies and others. OnHealth utilizes an internal advertising sales department.

Since launching the site, onhealth.com has developed advertising relationships with the following companies:

        Johnson & Johnson
        Astra Pharmaceuticals
        Merck & Co.
        Schering-Plough
        Proctor & Gamble
        Roche Laboratories
        Enzymatic Therapy
        Glaxo Wellcome
        SmithKline Beecham
        Eli Lilly
        Citibank
        Kellogg's
        American Lung Association
        Ortho Biotech
        Behealthynow.com
        Pfizer
        Biogen
        Women.com
        Talkway.com
        Greentree Nutrition
        Cancer Treatment Centers of America
        General Motors
        Jamieson Vitamins
        1-800 Doctors
        Lifewise Insurance
        Hoescht
        Selfcare

E-COMMERCE

The Company believes that for OnHealth to be the single best on-line destination for consumers to manage their health and well-being that it must offer product purchasing to its consumers. Of the 17 million adults in the U.S. searching on-line for health and medical information, approximately 50% of these adults made off-line purchases after seeking information on the Internet, according to Cyber Dialogue. OnHealth plans to launch a shopping page in the first quarter of 1999. OnHealth plans to partner with various e-commerce sites to offer a wide variety of prescription and over-the-counter ("OTC") drugs, vitamins/minerals, herbs, supplements, medical/health-related supplies, everyday health and wellness essentials, beauty products, books, insurance, financial services and other appropriate products and services. OnHealth's model is to generate revenue by focusing on any or all of three areas: 1) fees for guaranteed impressions, 2) slotting fees and 3) revenue sharing.

OnHealth has recently partnered with drugstore.com as its exclusive on-line drugstore. The agreement consists of several major components to be rolled out in a multi-phased approach. The first phase consists of drugstore.com advertisements placed throughout the onhealth.com site. The second phase consists of establishing links from onhealth.com to drugstore.com through the network allowing OnHealth's users to purchase products sold by drugstore.com. For example, a user searching for information on arthritis will be offered the latest news, in-depth reports, discussion groups, and links to related OTC products. The links connecting consumers to drugstore.com's inventory will be clearly identified as advertisements, giving users immediate access to products related to their area of interest. To ensure a smooth transition for users going from onhealth.com to drugstore.com, the OnHealth logo and return button will be prominently featured on the entry and exit pages on drugstore.com that are accessed by OnHealth users.

TECHNOLOGY AND SYSTEMS

The Company's Web site is made available with the latest Internet hardware and software technologies.

Exodus IT-class co-location facilities provide the Company with a secure, high availability and high bandwidth space for its servers. This includes redundant OC-3 and OC-12 backbone connections to the Internet, uninterruptible power supplies with diesel generator backup, all housed in a copper-lined, earthquake-proof building. Direct connections via "T-1" and DSL lines allow the main office to connect seamlessly and reliably to the servers and the Internet.

A farm of Intergraph IS-8000 and IS80 mission-critical servers are housed behind a redundant F5 Big/IP switcher for complete software and hardware fault tolerance and load leveling. These servers run Microsoft Windows NT Enterprise Server with Internet Information Server 4.0, Active Server Pages with a proprietary page caching system and publishing tools for Web page hosting and production management. The resulting performance in preliminary tests shows dominance over other competitive sites. All advertisement hosting and reporting is handled through NetGravity Ad Server, a powerful ad management and forecasting toolset.

The Web site's Personal Health Tracker and Search features utilize Microsoft SiteServer tools and technologies. This provides the customized Web crawling, user profile management, nightly process runs and e-mail support that the Personal Health Tracker requires.

Microsoft SQL Server databases are heavily used for all content, process management and tracking needs. Offsite backups occur regularly throughout the day to protect against a total system failure.

The Company believes the site has been built from the ground up as an extremely stable, scaleable, and high performance solution for OnHealth's current and future needs. See "FACTORS THAT MAY AFFECT FUTURE RESULT--Risks Related To System Operation."


COMPETITION

The editorial environment in interactive media is new, highly competitive and rapidly evolving. Since the Internet's commercialization in the mid-1990's, the number of Web sites on the Internet competing for consumers' attention and spending has proliferated with no substantial barriers to entry, and the Company expects that competition will continue to intensify. The Company competes, directly and indirectly, for users, distributors, advertisers and content providers. The Company believes that the principal competitive factors in attracting and retaining users is the depth, breadth and timeliness of content, the ability to offer compelling and relevant content and brand recognition. Other important factors in attracting and retaining users include ease of use, service quality and cost.

ONLINE COMPETITORS

There is significant interest in health-related content among online consumers. Demographic factors and the growth of online audiences suggest that the popularity of this content will continue to increase. Similarly, major health advertisers are showing increased levels of interest in the Internet. The key operators of health-related sites on the Internet today include:

         DIVISIONS OR AFFILIATES OF PRINT PUBLISHERS; including Healthy Ideas (Rodale Press), PHYS (Conde Nast), Thrive (owned by Oxygen Media), MediConsult, Dr. Koop and HealthScout (a service of RX Remedy, Inc., a market research firm.)

         VENTURES OF ONLINE SERVICE FIRMS; including Better Health (iVillage) and Thrive (owned by Oxygen Media), Medscape and WebMD.

         PUBLIC SECTOR AND INSTITUTIONAL SITES; including the National Institute of Health, Mayo Clinic, InteliHealth and university sites. While these sites compete for viewer time and attention, they do not typically compete for advertising or transactional revenues.

         PORTALS/SEARCH ENGINES; principally the proprietary health-related content presented to subscribers to America Online, MSN.com, Yahoo!, Excite, etc.

         INTERNET SITES OTHER THAN HEALTH-RELATED SITES; including general interest sites, such as news sites and search engines, which often host some health-related content in the context of other editorial materials.

OTHERS

In addition, the online sites compete to some extent with other media, including print and television.

The Company believes the principal competitive factors which differentiate OnHealth from competing brands and sites include the onhealth.com brand name, the independence and uniqueness of content, the users' perception of content interactivity, content reliability and trustworthiness, design and usability factors, comprehensiveness and level of promotion.

This level of competition may result in an environment in which content or promotional expenses to the Company increase. It may also result in a higher level of competition for key promotional vehicles. The known and prospective competitors to the Company are often significantly larger and better financed than the Company and will likely be better able to afford a more intense competitive environment than the Company. See "FACTORS THAT MAY AFFECT FUTURE RESULTS--Competition."

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

EMPLOYEES

As of December 31, 1998, the Company employed 34 people on a full-time basis. Of the total, 18 were in product development, 10 in sales and marketing and six (6) in general and administrative. When conditions demand it, the Company also uses part-time employees. None of the Company's employees are represented by a labor union and the Company considers its relationship with its employees to be good.

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

     RELIANCE ON EXTERNAL FINANCING. We completed a $14.3 million private placement of common stock in January 1999. Based on the private placement and our cash and cash equivalents at December 31, 1998, we expect to have sufficient resources to meet our ongoing financial obligations and operate at least through December 31, 1999. Our operations generated a negative cash flow during 1998. The degree to which we are a net user of cash may increase during the calendar 1999, as a result of the expansion plans for the OnHealth network and our marketing and distribution relationships and as a consequence of focusing on a new business model. We are exploring and will continue to explore external financing to ensure continued operations beyond December 31, 1999. There can be no assurance that additional capital, on a debt or equity basis, will be found, or if found that it will be on economically viable terms. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of common stock.

     LIMITED OPERATING HISTORY AND ACCUMULATED DEFICIT; CONTINUING OPERATING LOSSES. We were incorporated in 1990 and have been operating continuously since 1991. However, we have only been active online since 1996 and the OnHealth network web site was established in July 1997 and relaunched in July 1998. Because of this limited history on the Internet, there is little information investors can use to analyze our financial results relating to our Internet web site. Since 1990, we have generated an accumulated deficit of approximately $90 million (through December 31, 1998). Our ability to generate profits depends upon our ability to attract consumers to our web site and how we leverage those visits. This means we need to create significant revenue streams from our web site, earn substantial gross margins on those revenue streams and control our costs of operation. We anticipate continued significant operating losses at least through 1999, as the OnHealth web site is improved and marketed and the OnHealth network is enhanced. There can be no assurance that profitability will ever be attained.

     SHIFT TO ADVERTISING REVENUES MAY NOT REPLACE REVENUES FROM SALES OF CD-ROMS. Since we began operations in 1990 and until early 1998, most of our revenues were based on development, sales and support of CD-ROM titles. In January 1998, the new management team changed our core business focus to Internet web site hosting of health care related content and the dissemination of health and wellness information from our web site. The principal form of revenue from this business model is advertising. Revenues from CD-ROMs have declined significantly since 1995; however, advertising revenues may never be sufficient to offset such declines in revenue. There is little information available to assess the potential profitability or viability of our business. In other words, we essentially face the same risks and uncertainties of any new venture, and there can be no assurance that we will be any more successful in this venture than in our previous business activities.

     RELIANCE ON ADVERTISING REVENUES. We anticipate that a substantial portion of our revenues will come from the sale of advertisements on our web pages. Our strategy is to continue to develop advertising and other methods of generating revenues. We are in the early stages of licensing our products and technology and in implementing our advertising program. To generate significant advertising revenues, several things need to happen:

                  1. Advertisers must accept the Internet as an attractive place to advertise;

                  2. We need to attract a large  number of  consumers to our web site; and

                  3. Those  consumers need to have  demographic  characteristics attractive to advertisers.

     IMMATURE ADVERTISING MARKET. There is fluid and intense competition in the sale of advertising on the Internet. Advertising rates quoted by different vendors vary widely, which makes it difficult to project future levels of advertising revenues. Further, significant and consistent use of the Internet by many advertisers depends upon confirmation that the Internet is an effective advertising medium. To date, advertisers have not by their actions become convinced of that.

              The Internet as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. No standards have been widely accepted for the measurement of the effectiveness of Internet-based advertising. Internet advertising rates are based in part on third-party estimates of users of an Internet site (referred to as "impressions"). Such estimates are often based on sampling techniques or other imprecise measures, and may
              materially   differ  from  our  estimates.   We  do  not  know  if
              advertisers will accept our or other parties' measurements of impressions.

              Filter software programs that limit or remove advertising from an Internet user's desktop are available to consumers. Widespread adoption or increased use of such software by users or the adoption of such software by certain Internet access providers could have a material adverse effect upon the viability of advertising on the Internet and on our business, results of operations and financial condition.

     SHORT TERM NATURE OF ADVERTISING CONTRACTS; GUARANTEE OF MINIMUM IMPRESSION LEVELS. Substantially all of our advertising contracts have been for terms averaging one to three months in length, with relatively few longer-term advertising contracts. Many of our advertising customers have limited experience with Internet advertising, and may not believe Internet advertising to be effective compared to traditional advertising media. We cannot assure you that our current advertisers will continue to purchase advertisements on our web site.

              Our advertising contracts typically guarantee the advertiser a minimum number of impressions. To the extent that minimum impression levels are not achieved for any reason, we may be required to "make good" or provide additional impressions after the contract term. Providing additional impressions may adversely affect the availability of advertising inventory. This may, in turn, adversely affect our business, results of operations and financial condition.

     NEED TO ENHANCE AND DEVELOP ONHEALTH.COM TO REMAIN COMPETITIVE. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of onhealth.com and develop other products and services. Enhancements of or improvements to our web site may contain undetected programming errors that require significant design modifications, resulting in a loss of consumer confidence and user support and a decrease in the value of our brand name recognition. We plan to develop and introduce new features, functions, products and services, such as increased capabilities for user personalization and interactivity. This will require the development or licensing of increasingly complex technologies. We may not succeed in developing or introducing features, functions, products and services that will attract consumers. Such failure would likely have a material adverse effect on our business, results of operations and financial condition.

     FAILURE TO ACHIEVE BRAND IDENTITY. We believe that establishing and maintaining brand identity is a critical aspect of our efforts to attract and expand our user base, Internet traffic and advertising relationships. We believe that brand recognition will become increasingly important because of the minimal barriers to entry for competing web sites. We intend to increase our brand awareness through advertising campaigns in publications, radio, online media and other marketing and promotional efforts. If we cannot build a brand recognition that consumers (and eventually advertisers) seek out, we will likely be unable to generate revenues.

              Developing brand recognition is a complex process. It depends, in part, on our success in providing a high quality experience. The value of our brand could be diluted by a variety of events, including poor consumer or advertiser reaction to our web site and services offered on the web site.

     UNPREDICTABILITY OF FUTURE REVENUE STREAMS; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. Because our online operating history is very limited and the economics of the Internet are still evolving, it is difficult to forecast future revenues with a high degree of accuracy. The advertising and retail industries typically experience their best quarter in the fourth quarter of each year, and to the extent that we rely upon advertising revenues, our revenues could similarly fluctuate. Due to the health-related nature of editorial content, however, we believe that our revenues may not be as seasonal as the remainder of the advertising and retail industries. Since our expense levels are based upon anticipated advertising and licensing revenue, we may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to our expectations would have an immediate adverse impact on our business, results of operations and financial condition. In addition, we plan to increase significantly our operating expenses to develop new distribution channels, fund greater levels of research and development, increase our sales and marketing operations, broaden our customer support capabilities and establish brand identity and strategic alliances.

     DEPENDENCE ON THIRD-PARTY RELATIONSHIPS. We are and will continue to be significantly dependent on a number of third-party relationships to increase traffic on onhealth.com and thereby generate advertising revenues and maintain the current level of service and variety of content for our users. We are generally dependent on other web site operators that provide links to onhealth.com.

              Most of our arrangements with third-party Internet sites and other third-party service providers do not require future minimum commitments to use our services, are not exclusive and are short-term or may be terminated at the convenience of the other party. Moreover, we do not have agreements with the majority of other web site operators that provide links to onhealth.com, and such web site operators may terminate such links at any time without notice. There can be no assurance that third parties regard our relationship with them as important to their own respective businesses and operations, that they will not reassess their commitment to us at any time in the future or that they will not develop their own competitive services or products.

              There can be no assurance that we will be able to maintain relationships with third parties that supply us with software or products that are crucial to our success, or that such software or products will be able to sustain any third-party claims or rights against their use. Also, we cannot assure you that the software, services or products of those companies that provide access or links to our services or products will achieve market acceptance or commercial success. Accordingly, we cannot assure you that our existing relationships will result in sustained business partnerships, successful service or product offerings or the generation of significant revenues for us. Failure of one or more of our strategic relationships to achieve or maintain market acceptance or commercial success or the termination of one or more successful strategic relationships could have a material adverse effect on our business, results of operations and financial condition.

     COMPETITION. There are a number of competitors currently delivering online health content, and it is likely that more competitors will emerge in the near future. Many of today's competitors are better financed, have longer operating histories and better brand recognition than we do, and some have internal distribution or cross-promotional opportunities to support their online ventures that we do not have and can not replicate for a reasonable investment. It is possible that existing or emerging competitors may be able to secure critical editorial content or distribution relationships on an exclusive basis, or may raise a provider's expectation about the value of such assets. For these reasons, increased competition may result in diminished profit margins, market share or brand value. The intense competition in the consumer software business continues to accelerate as an increasing number of companies, many of which have financial, managerial, technical and intellectual property resources greater than ours, offer products that compete directly with one or more of our products or services. We believe that the principal competitive factors in attracting advertisers include the amount of traffic on our web site, brand recognition, customer service, the demographics of our user base, our ability to offer targeted audiences and the overall cost effectiveness of the advertising medium we offer. We believe that the number of Internet companies relying on Internet-based advertising revenue, as well as the number of advertisers and the number of users, will increase substantially in the future. Accordingly, we will likely face increased competition, resulting in increased pricing pressures on our advertising rates, which could have a material adverse effect on our business, results of operation and financial condition. See "BUSINESS--Competition."

     DEPENDENCE ON KEY PERSONNEL. Our development and operation is substantially dependent on the services of our President and Chief Executive Officer, Robert N. Goodman and on our General Manager, Rebecca Farwell. The loss of either Mr. Goodman's or Ms. Farwell's services could materially and adversely affect our business prospects. We are also dependent on the continued service of certain other key management as well as our software engineering personnel, the loss of whose services could significantly delay the achievement of our planned development objectives. We have not purchased key man life insurance on any of our personnel. Achievement of our business objectives will require substantial additional expertise in the areas of technology, finance, and marketing. We actively seek additional qualified personnel. Competition for qualified personnel is intense, and the loss of key personnel, or the inability to attract and retain the additional highly skilled personnel required for the expansion of our activities, could have a material adverse effect on our business, results of operations and financial condition.

     RELIANCE ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. We regard substantial elements of our web site and underlying technology as proprietary and attempt to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We also have entered into confidentiality agreements with our consultants and in connection with our license agreements with third parties and generally seek to control access to and distribution of our technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available through the Internet, and policing unauthorized use of our proprietary information is difficult.

              Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any of our proprietary rights. There can be no assurance that the steps taken will prevent misappropriation or infringement of our proprietary information, which could have a material adverse effect on our business, results of operations and financial condition.

              Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. We cannot assure you that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims that by directly or indirectly providing hyperlink text links to web sites operated by third parties. Moreover, from time to time, we may be subject to claims of our alleged infringement of the trademarks, service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject us to significant liability for damages, might result in invalidation of our proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, results of operations and financial condition.

              We currently license from third parties certain technologies incorporated into onhealth.com. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. We cannot assure you that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all. Additionally, we cannot assure you that the third parties from which we currently license our technology will be able to defend their proprietary rights successfully against claims of infringement. As a result, any inability to obtain these technology licenses could result in delays or reductions in the introduction of new services or could adversely affect the performance of our existing services until equivalent technology can be identified, licensed and integrated.

     LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET; LIABILITY FOR PRODUCTS SOLD OVER THE INTERNET. Because materials may be downloaded by the online or Internet services that we operate or the Internet access providers with which we have relationships and may be subsequently distributed to others, there is a potential that claims will be made against us for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials. In addition, the increased attention focused upon liability issues and legislative proposals could materially impact the overall growth of Internet use. We could also be exposed to liability with respect to third-party information that may be accessible through our web site, or through content and materials that may be posted by our users on discussion boards that we offer. Such claims might include, among others, that, by directly or indirectly providing hyperlink text links to web sites operated by third parties, we are liable for copyright or trademark infringement or other wrongful actions by such third parties through such web sites. It is also possible that, if any third-party content information provided on our web site contains errors, third parties could make claims against us for losses incurred in reliance on such information.

              Even to the extent such claims do not result in liability, we could incur significant costs in investigating and defending against such claims. The imposition of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of our services to users.

              Our general liability insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

     RISKS RELATED TO SYSTEM OPERATION. All companies that rely on the Internet are dependent upon the continuous, reliable and secure operation of Internet servers and related hardware and software. To the extent that service is interrupted, consumers will be inconvenienced and commercial clients will suffer from a loss in advertising or transaction delivery. These shortfalls would directly result in a revenue loss. Our computer and communications hardware are protected through physical and software safeguards. However, they are still vulnerable to fire, earthquake, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have full redundancy for all of our computer and telecommunications facilities and do not carry business interruption insurance to protect us in the event of a catastrophe. Such an event could lead to significant negative impacts on our operating results and financial condition. We are also dependent upon third parties to provide potential users with web browsers and Internet and online services necessary for access to our web site. In the past, users have occasionally experienced difficulties with Internet and online services due to system failures, including failures unrelated to our systems. Any sustained disruption in Internet access provided by third parties could have a material adverse effect on our business, results of operations and financial condition.

     IMPACT OF THE YEAR 2000. The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

              We could be affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems that we operate or that are operated by third parties. We have substantially completed assessment of our internal and external (third-party) IT systems and non-IT systems. At this point in our assessment, we are not currently aware of any Year 2000 problems relating to systems we operate or that are operated by third parties that would have a material effect on our business, results of operations or financial condition, without taking into account our efforts to avoid such problems. Based on our assessment to date, we do not anticipate that costs associated with remediating our non-compliant IT systems or non-IT systems will be material, although there can be no assurance to such effect.

              To the extent that our assessment is finalized without identifying any additional material non-compliant IT systems we operate or that are operated by third parties, the most reasonably likely worst case Year 2000 scenario is a systemic failure beyond our control,  such as a  prolonged  telecommunications  or  electrical failure. Such a failure could prevent us from operating our business, prevent users from accessing our web site, or change the behavior of advertising customers or persons accessing our web site. We believe that the primary business risks, in the event of such failure, would include, but not be limited to, lost advertising revenues, increased operating costs, loss of customers or persons accessing our web site, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on our business, results of operations and financial condition. We have not made any contingency plans to address such risks.

     MANAGEMENT OF POTENTIAL GROWTH. To accommodate the demand of additional editorial content and distribution channels for the OnHealth network, the employee base could grow significantly from the December 31, 1998 level of 34 employees. The expansion of our workforce could place a significant strain on our management, financial resources and infrastructure. We cannot assure you that we will be able to attract and retain employees with the appropriate skill sets, or that we will be able to manage growth effectively. If we are unable to manage growth in the coming years, there could be an adverse affect on our operations.

     RISK ASSOCIATED WITH CERTAIN LITIGATION. In February 1996, an action in the District Court of Hennepin County (Minnesota) was brought by T. Randal Productions et al. against the Company and one current and two former employees. The plaintiffs made various allegations, including misappropriation of corporate opportunities and trade secrets by the Company and its employees and sought award of monetary damages, exemplary damages and royalties substantially in excess of $10.0 million. In November 1997, a jury found that there was no joint venture between T. Randal and the company and/or any of its employees but awarded T. Randal $480,000 plus interest for damages sustained to its business. Plaintiffs moved for a new trial, amended findings and for judgment notwithstanding the verdict. The jury verdict was upheld by the trial court. The plaintiffs appealed this decision to the Minnesota Court of Appeals. In March 1999, the Minnesota Court of Appeals affirmed the decision of the trial court. The Company believes the plaintiffs will petition for a rehearing which Company counsel believes will not be successful. The plaintiffs also have an action pending against certain affiliates of the Company on the same grounds on which the action against the Company was based. The Company has indemnified these affiliates against any damages arising out of these claims. Counsel has advised the Company that the jury verdict in the action against the Company should be controlling in this action against the affiliates.

     RELIANCE ON EXTERNAL CONTENT. We intend to produce only a portion of the editorial content that will be found on the OnHealth network. We will be reliant on third-party firms that have the expertise, technical capability, name recognition, and willingness to syndicate product content for branding and distribution by others. As health-related content grows on the web, there may be increasing competition for the best product suppliers, which may result in a competitor acquiring a key supplier on an exclusive basis, or in significantly higher content prices. Such an outcome could make the OnHealth network less attractive or useful for an end user, or could reduce our profitability. Either event would have a materially adverse impact our results.

     GOVERNMENTAL REGULATION AND LEGAL ISSUES. We are not governed by any laws of any government entity, other than general business and taxation regulations and the general regulations that surround online enterprises. However, with the growing popularity of online usage, various new regulations are possible which may affect privacy, intellectual property rights, marketing, pricing, content, or other issues. The adoption of additional laws in this field may reduce consumer demand for online services, or adversely impact our cost of doing business. Either outcome could have a material adverse affect on our financial results.

     SECURITY RISKS. Experienced programmers or "hackers" could attempt to penetrate our network security. Because a hacker who is able to penetrate our network security could misappropriate proprietary information or cause interruptions in our products and services, we may be required to expend capital and resources to protect against or to alleviate problems caused by such parties. In addition, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such purposeful security breaches could have a material adverse effect on our business, results of operations and financial condition. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability.

     IMPACT OF GENERAL ECONOMIC CONDITIONS. Time spent on the Internet by individuals, purchases of new computers and purchases of membership subscriptions to Internet sites are typically discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation, for the economy as a whole and in regional and local markets where we operate. There can be no assurance that consumer spending will not be adversely affected by general economic conditions, which could negatively impact our results of operations or financial condition. Any significant deterioration in general economic conditions or increases in interest rates may inhibit consumers' use of credit and cause a material adverse effect on our revenues and profitability. In addition, our business strategy relies on advertising by and agreements with other Internet companies. Any significant deterioration in general economic conditions that adversely affected these companies could also have a material adverse effect on our business, results of operations and financial condition.

     DIVIDENDS. We intend to retain all of our earnings, if any, for use in the business and do not anticipate paying any cash dividends in the foreseeable future. Pursuant to our Articles of Incorporation and Bylaws, the payment of dividends is subject to the discretion of our Board of Directors and any terms and conditions imposed by law.

OTHER

PRODUCT DEVELOPMENT/RESEARCH AND DEVELOPMENT
In 1998, 1997, and 1996, product development expenses were $3,744,000, $4,243,000 and $5,651,000, respectively. In addition in 1997 and 1996, product development expenses paid for by third parties were $682,000 and $1,204,000, respectively.

PROTECTION OF PROPRIETARY RIGHTS
We regard the software we own as proprietary and rely upon a combination of copyrights, trade secret laws, employee and third-party non-disclosure agreements and other methods to protect our intellectual property. We believe that copyright protection for our intellectual property is less significant to our success than factors such as the knowledge, ability and experience of our personnel, and the quality of our new product development and distribution efforts.

BACKLOG
We had no significant backlog at fiscal year end of 1998, 1997, or 1996.

MAJOR CUSTOMERS
Three customers represent 40%, 16% and 13% of net revenue for the year ended December 31, 1998; one customer represents 12% of net revenue for the year ended December 31, 1997; and three customers represent 15%, 21%, and 11% of net revenue in 1996. The revenue recorded from the customer which represents 40% of the net revenue in 1998 was the result of a $603,000 payment received from Churchill Livingstone related to minimum sales requirements form a terminated CD-ROM distribution agreement. In 1997, we recognized revenue of $493,000 from our content agreement with America Health Network ("AHN"). Net sales to an OEM manufacturer in 1996 totaled $1,394,000. Also in 1996, we recognized $1,000,000 of revenue from our online content agreement with AT&T, which was terminated in that year. At December 31, 1998, two customers comprised 36% and 20% of outstanding accounts receivable. Two customers represented 77% and 27% of accounts receivable at December 31, 1997.



ITEM 2.         PROPERTIES

Effective the first quarter of 1998, the Company's principal executive and administrative offices are located in Seattle, Washington. In January 1998, the Company subleased approximately 1,500 square feet of office space in Seattle, Washington on a month-to-month basis. Subsequently, the Company leased approximately 7,000 square feet of space located at 808 Howell Street, Suite 400, Seattle, Washington 98101. The lease expires July 1, 2003.

Effective October 1998, the Company subleased approximately 525 square feet of office space located at 420 Lexington Avenue, Suite 300, New York, New York 10170. The lease expires in September 1999.

During 1997, the Company's principal executive and administrative offices consisted of approximately 40,000 square feet in an office building in Eden Prairie, Minnesota, a suburb of Minneapolis. The lease also covered approximately 2,000 square feet of storage space. The Company terminated the Eden Prairie lease effective March 31, 1998. Prior to leasing the New York facility, the Company's sales personnel were located in an office building in Edina, Minnesota, a suburb of Minneapolis. The lease was for approximately 1,000 square feet and expired in September 1998. The Company also leases space in the following locations: (1) 4,124 square feet in an office building in Carlsbad, California ending in March 1999; and (2) 790 square feet in an office building in Carlsbad, California ending in May 1998. The Company did not renew the 790 square feet lease, and does not currently intend to renew the 4,124 square feet lease. The Company has a subtenant in the 4,124 square feet space through March 1999.

ITEM 3.         LEGAL PROCEEDINGS

In February 1996, an action in the District Court of Hennepin County (Minnesota) was brought by T. Randal Productions et al. against the Company and one current and two former employees. The plaintiffs made various allegations, including misappropriation of corporate opportunities and trade secrets by the Company and its employees and sought award of monetary damages, exemplary damages and royalties substantially in excess of $10.0 million. In November 1997, a jury found that there was no joint venture between T. Randal and the company and/or any of its employees but awarded T. Randal $480,000 plus interest for damages sustained to its business. Plaintiffs moved for a new trial, amended findings and for judgment notwithstanding the verdict. The jury verdict was upheld by the trial court. The plaintiffs appealed this decision to the Minnesota Court of Appeals. In March 1999, the Minnesota Court of Appeals affirmed the decision of the trial court. The Company believes the plaintiffs will petition for a rehearing which Company counsel believes will not be successful. The plaintiffs also have an action pending against certain affiliates of the Company on the same grounds on which the action against the Company was based. The Company has indemnified these affiliates against any damages arising out of these claims. Counsel has advised the Company that the jury verdict in the action against the Company should be controlling in this action against the affiliates.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

The Company's Common Stock, initially offered to the public on October 6, 1993 under the symbol "IVIP". Since June 17, 1998, the Common Stock has been quoted on the NASDAQ SmallCap Market system under the symbol "ONHN."

The following table sets forth the high and low bid quotations for the Company's Common Stock as reported by NASDAQ for the last two fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

                                               HIGH                  LOW
                                          --------------        --------------
                1998
                ----------------------
                Fourth Quarter            $     6 5/8           $      2 3/16
                Third Quarter                  11 3/8                  3 5/8
                Second Quarter                  8 5/8                  4 7/8
                First Quarter                   6                      2 5/8


                1997
                ----------------------
                Fourth Quarter            $     4  1/4          $      2
                Third Quarter                   4  5/16                2
                Second Quarter                  3  7/8                 2 1/16
                First Quarter                   4  1/2                 2 7/8

At March 9, 1999, based on information received from the Company's transfer agent on the Company's common stock, there were approximately 160 record holders of the Company's Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts.

The Company has never declared or paid any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the near future. To date, the Company has incurred losses and presently expects to retain its future anticipated earnings to finance development of and expansion of its business. The payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

On April 10, 1998, the Company sold to certain investors a total of 5,000 shares of the company's Series B Convertible Preferred Stock. In addition, the Company issued to the same investors warrants to purchase a total of 66,778 shares of the Company's common stock. As an issuance to sophisticated investors not involving any public offering, the sale of the series B Convertible Preferred Stock and the issuance of the warrants was exempt under Section 4(2) of the Securities Act and Regulation D thereunder.

On October 30, 1998, the Company closed a transaction involving the issuance of 1,000,898 shares of common stock. On December 14, 1998, the Company closed a transaction involving the issuance of 542,419 shares of common stock. The December 14, 1998 transaction resulted from the exercise of an put option by the Company issued to it in the October 30, 1998 transaction. The shares of common stock issued on October 30, 1998 and December 14, 1998 were issued to two different accredited investors. The terms of these issuances potentially obligated the Company to issue additional shares of common stock (depending on the future performance of the Company's common stock (the "Reset Provisions")). Such Reset Provisions only relate to those shares purchased by the two investors on October 30, 1998 and December 14, 1998. As of March 12, 1999, all of the shares of common stock subject to the Reset Provisions have been sold and no such Reset Provisions apply to any of the Company's outstanding Common stock. As an issuance to sophisticated investors not involving any public offering, the sale of the shares of Common Stock subject to such Reset Provisions was exempt under Section 4(2) of the Securities Act and Regulation D thereunder.

During January 1999, the Company completed a $14,278,000 private placement, which resulted in the issuance of 2,596,000 shares of the Company's common stock at $5.50 per share. As an issuance to sophisticated investors not involving any public offering, the sale of the shares of common stock was exempt under Section 4(2) of the Securities Act and Regulation D thereunder.

ITEM 6.         SELECTED FINANCIAL DATA

         The selected financial data presented below has been derived from the financial statements of the Company. For additional information, see the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            Year Ended December 31,
                                                     (In thousands, except per share data)
                                       ------------------------------------------------------------------
                                           1998         1997         1996         1995          1994
                                       ----------    ----------   ----------   ----------     ----------
SUMMARY OF OPERATIONS:
Net revenue                            $   1,522     $   3,761    $   9,470    $  11,970      $   7,013
Loss from operations                     (11,019)      (11,262)     (10,326)     (14,875)       (32,434)
Net loss                                 (10,939)      (10,947)     (10,157)     (14,234)       (31,257)
Net loss applicable to
   common shareholders                 $ (11,964)    $ (13,965)   $ (10,336)   $ (14,254)     $ (31,257)
Net loss per common share:
     Basic and diluted                 $   (1.12)    $   (1.73)   $   (1.36)   $   (1.90)     $   (4.75)


BALANCE SHEET DATA:
Cash, cash equivalents and
   short-term investments              $   2,119     $   2,488   $    3,462   $    7,759      $  20,653
Working capital (deficiency)              (1,158)       (1,252)       3,230        8,607         20,735
Total assets                               3,894         4,577       13,411       18,352         32,101
Convertible subordinated
   debentures                                  -             -        3,500            -             -
Total liabilities                          4,195         4,559        8,606        3,627          5,133
Convertible redeemable
   preferred stock                             -             -        1,905        1,845              -
Shareholders' equity (deficit)              (301)           18        2,900       12,880         26,968



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OnHealth  Network  Company  ("OnHealth" or the "Company")  intends to become the leading Internet resource dedicated to the management of family health and well-being. The Company is an Internet-based provider of high quality health and medical information and applications to a broad base of consumers. The Company's Internet site, onhealth.com, produces and distributes original, relevant health content including in-depth reports, personalized information retrieval, geographically specific guides to healthcare services and information, editorials and interactive community environments.

Until January 1998, its traditional line of business had been CD-ROM development, production and distribution. The Company was also a supplier of video, animation and graphic assets to a health and medical cable TV channel. Under this strategy, the Company was never able to attain profitability, and, at December 31, 1997, had an accumulated deficit of $78,576,000. In 1997, the Company's Board of Directors revised its business strategy and brought in an entirely new management team and other key employees skilled in the development of internet websites. In 1998 the Company was focused on the development of an Internet-delivered, consumer-oriented network of health and wellness sites. OnHealth intends to generate advertising revenue by appealing to advertisers through its ability to reach targeted demographics and psychographics. Additional products and services, such as transactional based e-commerce, subscription and syndication, will be developed to exploit opportunities as they present themselves in the marketplace.


RESULTS OF OPERATIONS

The following table sets forth selected income statement data for OnHealth Network Company and such data as a percentage of net revenues for the year ended December 31, 1998, 1997 and 1996:


                                                           Year Ended December 31,
                                                            (Dollars in thousands)
                                  --------------------------------------------------------------------------
                                            1998                    1997                     1996
                                  --------------------------------------------------------------------------
                                      AMOUNT     PERCENTAGE   AMOUNT     PERCENTAGE   AMOUNT     PERCENTAGE

Net revenue                        $     1,522      100%     $   3,761      100%    $    9,470      100%
Gross margin                               755       50%         1,220       32%         4,394       46%
Operating expenses                      11,774      774%        12,482      332%        14,720      155%
Loss from operations                   (11,019)    (724%)      (11,262)    (299%)      (10,326)    (109%)
Net loss                           $   (10,939)    (719%)    $ (10,947)    (291%)   $  (10,157)    (107%)



REVENUE

Revenue for the year ended December 31, 1998, 1997 and 1996 was as follows:


                                                                       Year Ended December 31,
                                                                           (In thousands)
                                                          --------------------------------------------------
                                                              1998             1997              1996
                                                          --------------   --------------   ----------------

Product sales and licensing revenue                       $         754    $       1,990    $       5,152
Online revenue                                                      388               58            1,000
Contract development revenue and other                              380            1,220            1,346
Cable television licensing revenue                                    -              493            1,972
                                                          ==============   ==============   ================
Net revenues                                              $       1,522    $       3,761    $       9,470
                                                          ==============   ==============   ================

Net revenue for 1998,  1997 and 1996 of $1,522,000,  $3,761,000 and  $9,470,000,
respectively, represent a decrease of 60% from 1997 to 1998 and 60% from 1996 to 1997. The 1997 to 1998 decrease is due to a substantial reduction in product sales and licensing revenue of $1,236,000, or 62%, a reduction in contract development revenue and other of $840,000, or 69%, and a reduction in cable television licensing revenue of $493,000, or 100%. These decreases were partially offset by a $330,000, or 569%, increase in online revenues. The 1998 product sales and licensing revenue includes a $603,000 payment related to minimum sales requirements from a terminated CD ROM distribution agreement. The decrease from 1996 to 1997 is due to a substantial reduction in product sales and licensing revenue of $3,162,000, or 61%, a substantial reduction in cable television licensing revenue of $1,479,000, or 75%, and a decrease in online revenue from $1,000,000 to $58,000.

PRODUCT SALES AND LICENSING REVENUE
Product sales and licensing revenue have declined steadily over the past few years. The decrease generally reflects market conditions for CD ROM products, the Company's cancellation of a CD ROM distribution agreement, and the lack of new CD ROM product releases as the Company shifted its focus toward online efforts. In 1995, the Company entered into a five year distribution agreement which allowed for the promotion, marketing and distribution of certain of the Company's CD-ROM products. The agreement also provided for minimum levels of sales through the year 2000. In December 1998, the Company received a $603,000 payment related to minimum sales requirements from the termination of the CD ROM distribution agreement. The Company does not anticipate receiving any significant product sales and licensing revenue from CD ROM products in the future.

ONLINE REVENUES
From 1997 to 1998, online revenues increased from $58,000 to $388,000, an increase of $330,000, or 569%. The increase in 1998 reflects increased site sponsorship and advertising revenue from the Company's onhealth.com web site which was redesigned and re-launched in July 1998. The 1997 online revenues of $58,000 included site sponsorships, advertising and premium services revenue related to onhealth.com and the former O@SIS web site. In September 1997, the Company entered into an agreement with Mayo Foundation which included the full transfer to Mayo of the Company's ownership interest in the O@SIS web site. The online revenues in 1996 relate to nonrefundable advances payable to the Company under the exclusive agreement signed with AT&T in October 1995 and the discontinuance by AT&T of the AT&T Health site in August 1996.

CONTRACT DEVELOPMENT REVENUE AND OTHER
From 1997 to 1998, contract development revenues and other decreased $840,000, or 69%. The decrease generally reflected the Company's shift toward the online efforts. From 1996 to 1997, contract development revenues and other decreased slightly, representing management's efforts to control costs and focus on more profitable contracts.

CABLE TELEVISION LICENSING REVENUE
Cable television licensing revenue reflects revenue from the content and royalty agreement with America's Health Network (AHN). Under the agreement, the Company is licensing multimedia content to AHN starting in May 1995 and is to receive minimum licensing royalties over the life of the agreement. The revenue was being recognized evenly over the expected life of the agreement. Due to the gradual increase in actual payments versus the straight-line revenue recognition policy, a receivable was recorded for the difference between the revenue recognized and the cash received during the early years of the contract. The $1,479,000 decrease in revenue from 1996 to 1997 was a result of AHN's financial difficulties. In June 1997, as a result of the Company not receiving its quarterly payment, the outstanding AHN receivable was fully reserved.

GROSS MARGIN

Gross margin as a percentage of net revenues was 50% in 1998 compared to 32% in 1997. The improvement in gross margin in 1998 was primarily due to the high margins on online revenue and the product sales distribution agreement termination revenue.

Gross margin as a percentage of net revenues was 32% in 1997 compared to 46% in 1996. The decrease in gross margin in 1997 was partially due to continued lower gross profits realized on CD-ROM retail sales, but was primarily due to decreases in higher margin cable television licensing and online revenue.

OPERATING EXPENSES

PRODUCT DEVELOPMENT
In 1998, product development expenses included primarily development, editorial, design and production costs related to the Company's onhealth.com web site. In 1997, development costs include primarily onhealth.com development costs and CD ROM development costs. From 1997 to 1998, product development expenses decreased from $4,243,000 to $3,744,000, a decrease of $499,000, or 12%. The decrease reflects no new 1998 CD ROM product releases, and a shift towards an Internet focused business.

Product development expenses were $4,243,000 for 1997, a decrease of $1,408,000 or 25% from 1996, due to the Company's release of fewer CD ROM products and its shift to online publishing.

SALES AND MARKETING
Sales and marketing expenses in 1998 were $5,626,000 as compared to $1,347,000 in 1997, an increase of $4,279,000, or 318%. The increase primarily relates to increased marketing activities for the Company's onhealth.com web site. In July 1998, the Company began a marketing campaign to promote the launch of the onhealth.com web site which included online and radio advertising. In addition, the Company incurred distribution costs related to agreements signed in July 1998 with GeoCities and Go Network.

Sales and marketing expenses were $1,347,000 in 1997, compared to $2,705,000 in 1996. The decrease of 50% was a result of the release of fewer CD ROM titles in 1997, decreases in expenditures to promote the Company's products and a smaller expense structure created by the downsizing of operations in late 1996.

GENERAL AND ADMINISTRATIVE
General and administrative expenses were $2,404,000 in 1998, compared to $6,892,000 in 1997, a decrease of $4,488,000, or 65%. General and administrative expenses consist primarily of compensation to administrative and executive personnel, fees for professional services, facility costs and bad debt expenses. The large decrease in 1998 relative to 1997 reflects substantially reduced legal costs, reduced bad debt costs, and general cost cutting measures including reduced rent costs from the Company's relocation to smaller facilities. The 1997 costs also included certain special charges including costs to relocate the Company from Minneapolis, Minnesota to Seattle, Washington.

General and administrative expenses were $6,892,000 in 1997 compared to $6,364,000 in 1996. The increase of 8% was due to extensive litigation and special charges in 1997. The Company recorded $808,000 in expenses related to a settlement of litigation with Viridis, Inc. and received an adverse jury award of $480,000, plus interest from a dispute with T. Randal Productions, et al. in 1997. In the fourth quarter of 1997, the Company recorded charges of $1,572,000 for the relocation of the Company's headquarters from Minneapolis, Minnesota to Seattle, Washington. These charges included $610,000 in severance to officers and employees and $962,000 for asset dispositions and lease termination costs. Also in 1997, the Company wrote-off $1,741,000 in other assets related to an agreement with Time Life, Inc. Excluding the litigation and special charges, the Company's reduction in general and administrative expenses was the result of the downsizing of the facilities and personnel and management's efforts to streamline operating costs.

OTHER INCOME (EXPENSE)

Other expense was $4,000 in 1998, compared to other income of $473,000 in 1997. The 1998 other expense of $4,000 included a $285,000 loss related to fixed asset disposals, a $562,000 gain related to the collection of a previously reserved accounts receivable, and a $281,000 revenue sharing payment related to the collection of the receivable.

The 1997 other income of $473,000 included a $2,700,000 cash payment that the Company received in connection with the transfer of ownership of the Company's O@sis Web site to Mayo. This was partially offset by other expense of $2,229,000 in connection with the Company's conversion of Convertible Subordinated Debentures. The expense represents the excess of the fair market value of Common Stock issued over the fair value of the Common Stock issuable pursuant to the original conversion terms of the debentures.

INTEREST INCOME (EXPENSE)

Net interest income was $84,000 in 1998 compared to net interest expense of $158,000 in 1997. The net interest income in 1998 relative to net interest expense in 1997 reflects the lack of debt in 1998 relative to 1997. The 1997 net interest expense includes interest expense of $264,000 related to $3,500,000 in convertible subordinated debentures, which were outstanding for ten months in 1997. These debentures were converted to common stock in October 1997.

Net interest expense was $158,000 in 1997 compared to net interest income of $169,000 in 1996. The net interest expense in 1997 versus net interest income in 1996 reflects lower interest income earned from cash and cash equivalents balances in 1997 relative to 1996 and higher interest expenses in 1997 related to 1996. The interest expense relates to the Company's $3,500,000 in convertible subordinated debentures which were outstanding for two months in 1996 versus ten months in 1997. These debentures were issued in November 1996 and were converted to common stock in October 1997.

LIMITATION ON USE OF NET OPERATING LOSS AND OTHER TAX CREDIT CARRYFORWARDS

At December 31, 1998, the Company had available net operating loss carryforwards of approximately $81,910,000 and available research and development credits of approximately $339,000 for federal income tax purposes. The net operating loss carryforwards and the credits expire at various times through 2013. These carryforwards are subject to the limitations of Internal Revenue Code Section
382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes. The Company incurred "ownership changes," pursuant to regulations currently in effect under Internal Revenue Code Section 382, as a result of sales of the Company's Preferred Stock in 1992 and 1993 and may have incurred ownership changes since that time.

INFLATION

Management believes that inflation has not had a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had cash and cash equivalents of $2,119,000. Total cash used by operating activities during 1998 was $9,962,000, which was primarily due to a net loss of $10,939,000. Investing activities used net cash of $472,000 primarily for purchases of computer equipment. Financing activities provided cash of $10,065,000 primarily from two private placements of common stock of $5,690,000; a $5,000,000 Convertible Redeemable Preferred Stock financing; and $1,068,000 from stock option exercises.

Subsequent to the year ended December 31, 1998, the Company received net proceeds of $14,278,000 from a private placement of 2,596,000 shares of common stock.

The Company believes that its cash and cash equivalents, including the $14,278,000 received in the January 1999 private placement, will be sufficient to fund its operations through December 31, 1999. Operations generated a negative cash flow during 1996, 1997 and 1998, and the Company expects a significant use of cash in 1999 as it markets and expands the onhealth.com web site. Any material unforeseen increase in expenses or reductions in projected revenues will likely require the Company to seek additional debt or equity financing. If additional cash is required, the Company may need to reduce its expenditures or curtail certain operations. There can be no assurance that additional capital, on a debt or equity basis, will be found, or if found that it will be on economically viable terms.

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

We could be affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems that we operate or that are operated by third parties. We have substantially completed assessment of our internal and external (third-party) IT systems and non-IT systems. At this point in our assessment, we are not currently aware of any Year 2000 problems relating to systems we operate or that are operated by third parties that would have a material effect on our business, results of operations or financial condition, without taking into account our efforts to avoid such problems. Based on our assessment to date, we do not anticipate that costs associated with remediating our non-compliant IT systems or non-IT systems to exceed $100,000, although there can be no assurance to such effect, and any such cost will be funded through operating cash flows. To date the Company has incurred no significant costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan. Management does not currently expect the Company's financial condition or results of operations will be materially adversely affected by the Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

To the extent that our assessment is finalized without identifying any additional material non-compliant IT systems we operate or that are operated by third parties, the most reasonably likely worst case Year 2000 scenario is a systemic failure beyond our control, such as a prolonged telecommunications or electrical failure. Such a failure could prevent us from operating our business, prevent users from accessing our web site, or change the behavior of advertising customers or persons accessing our web site. We believe that the primary business risks, in the event of such failure, would include, but not be limited to, lost advertising revenues, increased operating costs, loss of customers or persons accessing our web site, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on our business, results of operations and financial condition. We have not made any contingency plans to address such risks.


FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-K, which are summarized here, are forward-looking statements that involve risk and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to those identified:

     THE EXPECTATION THAT THE COMPANY WILL BECOME THE LEADING ON-LINE HEALTH INFORMATION NETWORK DEPENDS ON OUR ABILITY TO CONTINUE TO: (I) OBTAIN HIGH QUALITY EDITORIAL CONTENT, (II) IMPLEMENT EFFECTIVE TRAFFIC BUILDING PROGRAMS, AS WELL AS OTHER GENERAL MARKET CONDITIONS AND (III) COMPETITIVE CONDITIONS WITHIN THE MARKET, (INCLUDING, BUT NOT LIMITED TO, THE INTRODUCTION AND FURTHER DEVELOPMENT OF COMPETITIVE WEB SITES).

     THE EXPECTATION THAT THE COMPANY WILL SEE A GROWTH IN REVENUES AND POSITIVE NET INCOME AS A RESULT OF ITS SHIFT IN FOCUS TO ITS ON-LINE HEALTH NETWORK DEPENDS ON CUSTOMER INTEREST, THE ABILITY TO OBTAIN SUCCESSFUL REVENUE SOURCES FROM ADVERTISERS, AS WELL AS OTHER GENERAL MARKET AND COMPETITIVE CONDITIONS WITHIN THE ON-LINE HEALTH NETWORK MARKET.

     FOR ADDITIONAL INFORMATION REGARDING FORWARD-LOOKING STATEMENTS, PLEASE REFER TO THE FIRST PARAGRAPH IN "ITEM 1. BUSINESS" AND "FACTORS THAT MAY AFFECT FUTURE RESULTS."

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company believes that the market risk arising from holdings of its financial instruments is not material.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial information required by Item 8 is included elsewhere in this Report (see Part IV, Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1998.


ITEM 11.        EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1998.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1998.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1998.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

         (1)  FINANCIAL STATEMENTS
                                                                           PAGE
                                                                           -----
              Report of Ernst & Young LLP, Independent Auditors............ F-1
              Balance Sheet as of December 31, 1998 and 1997............... F-2
              Statement of Operations for the years ended
                 December 31, 1998, 1997 and 1996.......................... F-3
              Statement of Shareholders' Equity for the years ended
                 December 31, 1998, 1997 and 1996.......................... F-4
              Statement of Cash Flows for the years ended
                 December 31, 1998, 1997 and 1996.......................... F-5
              Notes to Financial Statements................................ F-6


         (2)  FINANCIAL STATEMENT SCHEDULES
                                                                           PAGE
                                                                           ----
              Valuation and Qualifying Accounts                            S-1


              All other schedules are omitted because they are not applicable, or not required because the required information is included in the Financial Statements or notes thereto.

         (3)  EXHIBITS AND REPORTS ON FORM 8-K
              (a) EXHIBITS WITH EACH MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED IDENTIFIED.

                   See paragraph (c) below.

              (b)  REPORTS ON FORM 8-K.

                   No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1998.

              (c)  EXHIBIT LISTING.

                   Certain   exhibits  have  been  previously   filed  with  the
                   Commission and are incorporated herein by reference.



                            ONHEALTH NETWORK COMPANY
                                  EXHIBIT INDEX
                       FISCAL YEAR ENDED DECEMBER 31, 1998


EXHIBIT
NUMBER                        DESCRIPTION                                           PAGE
-------                      -------------                                         -------

3.1 Amended and Restated Articles of Incorporation of the Company, incorporated herein by reference to Exhibit No. 3.1 to the Company's
          Registration  Statement on Form S-3, No. 333-69989.  3.2 Bylaws of the
          Company, incorporated herein by reference to Exhibit No. 3.2 to the Company's Registration Statement on Form S-3, No. 333-69989.



4.1   Form of Stock Certificate, incorporated herein by reference to Exhibit
          No.  4.1 to the  Company's  Registration  Statement  on Form S-1,  No.
          33-67064
4.2   Statement  of  Registration  Rights -  Preferred  Stock,  incorporated herein by reference to Exhibit No. 4.2 to the  Company's  Registration
          Statement on Form S-1, No. 33-67064
4.3   Warrant Agreement,  dated as of July 17, 1992, between the Company and
          Medical Innovation Fund,  incorporated  herein by reference to Exhibit
          No.  4.3 to the  Company's  Registration  Statement  on Form S-1,  No.
          33-67064
4.4   Warrant Agreement,  dated as of November 30, 1992, between the Company and Ronald  Eibensteiner,  incorporated herein by reference to Exhibit
          No.  4.4 to the  Company's  Registration  Statement  on Form S-1,  No.
          33-67064
4.5   Warrant Agreement,  dated as of December 20, 1992, between the Company and Wayne Mills,  incorporated  herein by reference to Exhibit No. 4.5 to the Company's Registration Statement on Form S-1, No. 33-67064.
4.7   Registration  Rights  Agreement,  dated  January 29,  1999,  among the
          Company and certain investors named therein                                51
10.1  License  Agreement,  dated April 24, 1991, among the Company,  William
          Morrow Company and Mayo Foundation for Medical Education and Research,
          as amended,  incorporated  herein by  reference to Exhibit No. 10.1 to the 1993 S-1
10.2  Electronic  Publishing License,  Development and Marketing  Agreement,
          dated April 28,  1993,  between the  Company and Mayo  Foundation  for
          Medical  Education and Research,  incorporated  herein by reference to
          Exhibit No. 10.4 to the 1993 S-1
10.3  401(k) Savings and Investment Plan,  incorporated  herein by reference to Exhibit No. 10.9 to Amendment No. 1 to the 1993 S-1
10.4  1997 Stock Option Plan, as amended,  incorporated  herein by reference to the Company's Preliminary Proxy Statement for the Annual Meeting of
          Shareholders  held June 16, 1998 on Form PRE 14A, filed on May 6, 1998 with the Securities and Exchange Commission file No. 0000-22212
10.5  IVI  Publishing,   Inc.   Director  Stock  Option  Plan,  as  amended,
          incorporated herein by reference to Exhibit No. 10.12 to the Company's
          Registration Statement on Form S-1, No. 33-76496
10.6  License  Agreement,  dated  February 9, 1994,  between the Company and
          Time Life, Inc. and First Amendment to Titles  Development  Agreement,
          dated as of February 9, 1994 between the Company and Time Life,  Inc., incorporated herein by reference to Exhibit No. 10.19 to the 1994 S-1
10.7  Lease  Agreement,  dated  March 30,  1994,  between  the  Company  and
          Ryan/Wilson Limited  Partnership,  incorporated herein by reference to
          Exhibit No. 10.25 to the 1994 S-1
10.8  License,  Development  and Marketing  Agreement,  dated  September 28,
          1994,  between  the  Company  and Time  Life,  Inc.,  incorporated  by reference to Exhibit No. 10.25 to the Company's Form 10-K for the year ended December 31, 1994*
10.9  1994 License, Development and Marketing Agreement, dated September 27,
          1994,  between the Company and Mayo  Foundation for Medical  Education
          and  Research,  incorporated  by reference to Exhibit No. 10.26 to the
          Company's Form 10-K for the year ended December 31, 1994*
10.10 License  Agreement,  dated November 10, 1994,  between the Company and
          Massachusetts  Medical  Society,  incorporated by reference to Exhibit
          No. 10.27 to the Company's  Form 10-K for the year ended  December 31,
          1994*
10.11 Sublicense  Agreement,  dated  December 31, 1994,  between the Company and Georg von  Holtzbrinck  GmbH & Co.,  incorporated  by reference to
          Exhibit  No.  10.28 to the  Company's  Form  10-K  for the year  ended
          December 31, 1994*
10.12 Agreement  between  America's  Health  Network,  Inc. and the Company, dated May 25, 1995,  incorporated by reference to Exhibit 10.14 to the
          Company's Form 10-K for the year ended December 31, 1995*
10.13 Amendment No. 2 to License  Agreement  among William  Morrow  Company,
          Mayo  Foundation  for Medical  Education and Research and the Company,
          dated December 29, 1995, incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1995*



10.14 Financial Advisor and Consulting  Agreement with Frazier & Company LP, dated July 14, 1994, as amended by a letter agreement,  dated June 28,
          1995, incorporated by reference to Exhibit 10.19 to the Company's Form
          10-K for the year ended December 31, 1995**
10.15 First  Amendment  dated  June,  27,  1994 and Second  Amendment  dated
          October  10,  1995  to  Lease   Agreement   between  the  Company  and
          Ryan/Wilson Limited Partnership,  incorporated by reference to Exhibit
          10.20 to the Company's Form 10-K for the year ended December 31, 1995
10.16 Agreement  dated  April 1995 among  Ryan/Wilson  Limited  Partnership,
          Wilson  Learning  Corporation  the Company  regarding a certain lease, incorporated  by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1995
10.17 Distribution  on  Consignment  Agreement,   dated  February  29,  1996
          between the Company and Davidson & Associates,  Inc. , incorporated by reference  to Exhibit  10.22 to the  Company's  Form 10-K for the year ended December 31, 1995*
10.22 Sublease Agreement,  dated September 17, 1996, between the Company and
          Reality  Interactive,  Inc. for the fourth  floor  portion of the Main
          Lease between the Company and Ryan/Wilson Limited Partnership,  Wilson
          Learning  Corporation,  incorporated  herein by  reference  to Exhibit
          10.27 to the Company's Form 10-K for the year ended December 31, 1996
10.24 Settlement  Agreement  and Mutual  Release  dated  September  12, 1997 between the  Company and Mayo  Foundation  for Medical  Education  and
          Research,  incorporated  herein by  reference  to Exhibit  10.1 to the
          Company's Form 10-Q for the quarter ended September 30, 1997
10.25 Sublicense  Agreement dated September 12, 1997 between the Company and
          Mayo  Foundation  for Medical  Education  and  Research,  incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1997
10.26 Separation  Agreement  and  Release of Claims  dated  January 26, 1998 between the Company and Joy A. Solomon**
10.27 Letter  Agreement  dated  November  9, 1997  between  the  Company and
          Robert  Goodman,  incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997**
10.28 Subscription Agreement,  dated January 29, 1999, among the Company and
          certain investors named therein                                            65
23.1  Consent of Ernst & Young LLP, Independent Auditors                             80
27    Financial Data Schedule (electronic version only)                              81

-------------

**       Management Agreement or Compensatory Plan or Arrangement


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington, on the 31st day of March, 1999.



                                             ONHEALTH NETWORK COMPANY


                                      By:  /s/ ROBERT N. GOODMAN
                                         ---------------------------------------
                                           Robert N. Goodman
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and dates indicated.


       SIGNATURE                                TITLE                               DATE
   -----------------                           -------                            -------


/S/ ROBERT N. GOODMAN           President, Chief Executive Officer and          March 31, 1999
-----------------------           Director (Principal Executive Officer)
     Robert N. Goodman

/S/ MICHAEL D. CONWAY           Chief Financial Officer, Controller,            March 31, 1999
-----------------------          Secretary and Principal Financial Officer
     Michael D. Conway

/S/ MICHAEL A. BROCHU           Chairman of the Board                           March 31, 1999
-----------------------
     Michael A. Brochu

/S/ ANN  KIRSHNER               Director                                        March 31, 1999
-----------------------
     Ann  Kirshner

/S/ RAM  SHRIRAM                Director                                        March 31, 1999
-----------------------
     Ram  Shriram

/S/ RICK  THOMPSON              Director                                        March 31, 1999
----------------------
     Rick  Thompson



                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
OnHealth Network Company

     We have audited the accompanying balance sheets of OnHealth Network Company as of December 31, 1998 and 1997 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OnHealth Network Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            /s/ ERNST & YOUNG LLP
Seattle, Washington
March 15, 1999

                                      F-1

                                          ONHEALTH NETWORK COMPANY
                                               BALANCE SHEETS
                                               (In thousands)

                                                                                      December 31,
                                                                            ---------------------------------
                                                                                 1998              1997
                                                                            ---------------    --------------

ASSETS:

Current assets:
      Cash and cash equivalents                                             $       2,119      $       2,488
      Accounts receivable, net of allowances of $256 (1998) and
           $1,011 (1997)                                                              509                337
      Inventories                                                                       -                150
      Other current assets                                                            409                332
                                                                            ---------------    --------------
Total current assets                                                                3,037              3,307

Furniture and equipment:
      Computers and software                                                        1,218              2,856
      Office equipment                                                                291              1,403
                                                                            ---------------    --------------
                                                                                    1,509              4,259
      Accumulated depreciation                                                       (774)            (2,989)
                                                                            ---------------    --------------
Furniture and equipment, net                                                          735              1,270
Other non-current assets                                                              122                  -
                                                                            ===============    ==============
Total assets                                                                $       3,894      $       4,577
                                                                            ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $       1,526      $       1,919
     Other accrued expenses                                                         2,669              2,640
                                                                            ---------------    --------------
Total current liabilities                                                           4,195              4,559

Commitments and contingencies

Shareholders' equity:
      Preferred stock, $0.01 par value; authorized, 1,000; issued and
          outstanding, none.                                                            -                  -
      Common stock, $0.01 par value; authorized, 29,000; issued
          and outstanding, 12,800 (1998) and 10,106 (1997)                            132                101
      Additional paid-in-capital                                                   89,082             78,493
      Accumulated deficit                                                         (89,515)           (78,576)
                                                                            ---------------    --------------
Total shareholders' equity (deficit)                                                 (301)                18
                                                                            ---------------    --------------
Total liabilities and shareholders' equity                                  $        3,894     $       4,577
                                                                            ===============    ==============


         The accompanying notes are an integral part of the financial statements

                                      F-2

                                         ONHEALTH NETWORK COMPANY
                                         STATEMENTS OF OPERATIONS
                                   (In thousands, except per share data)



                                                                     Year Ended December 31,
                                                       -----------------------------------------------------
                                                            1998               1997               1996
                                                       ---------------    ---------------    ---------------
Net revenue                                            $       1,522      $       3,761      $       9,470
Cost of revenue                                                  767              2,541              5,076
                                                       ---------------    ---------------    ---------------
Gross margin                                                     755              1,220              4,394

Operating expenses:
     Product development                                       3,744              4,243              5,651
     Sales and marketing                                       5,626              1,347              2,705
     General and administrative                                2,404              6,892              6,364
                                                       ---------------    ---------------    ---------------
            Total operating expenses                          11,774             12,482             14,720
                                                       ---------------    ---------------    ---------------
Loss from operations                                         (11,019)           (11,262)           (10,326)

Interest income (expense)                                         84               (158)               169
Other income (expense)                                            (4)               473                  -
                                                       ---------------    ---------------    ---------------
Total interest and other income and expense                       80                315                169
                                                       ---------------    ---------------    ---------------
Net loss                                                     (10,939)           (10,947)           (10,157)

Preferred stock dividends                                       (103)              (100)              (119)
Preferred stock accretion                                       (702)               (43)               (60)
Preferred stock deemed dividend                                 (220)            (2,875)                 -
                                                       ===============    ===============    ===============
Net loss applicable to common shareholders             $     (11,964)     $     (13,965)     $     (10,336)
                                                       ===============    ===============    ===============
Net loss per common share-
     Basic and diluted                                 $       (1.12)     $       (1.73)     $       (1.36)
                                                       ===============    ===============    ===============
Weighted average number of common shares
      outstanding                                             10,680              8,056              7,580
                                                       ===============    ===============    ===============



        The accompanying notes are an integral part of the financial statements

                                                  ONHEALTH NETWORK COMPANY
                                             STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (In thousands)

                                                                         Additional                               Total
                                              Common Stock                Paid-In          Accumulated         Shareholders'
                                        Shares          Par Value         Capital            Deficit              Equity
                                     -------------    --------------    -------------     ---------------     ---------------

Balance at December 31, 1995                7,524     $         75      $     70,277      $      (57,472)       $     12,880
Issuance of common stock:
   Exercise of options                         88                1               355                   -                 356
Dividends on convertible
     redeemable preferred stock
     ($0.06 per share)                          -                -             (119)                   -                (119)
Preferred stock accretion                       -                -              (60)                                     (60)
Net loss                                        -                -                -              (10,157)            (10,157)
                                     -------------    --------------    --------------    ---------------     ---------------
Balance at December 31, 1996                7,612               76            70,453             (67,629)              2,900
Issuance of common stock:
   Exercise of options                         59                1                97                   -                  98
   Lawsuit settlement                         175                2               431                   -                 433
Return of common stock per
     Mayo agreement                          (490)              (5)                5                   -                   -
Preferred stock conversion to
     common                                 1,000               10             1,938                   -               1,948
Dividends on convertible
     Redeemable preferred stock
     ($0.06 per share)                          -                -              (100)                  -                (100)
Preferred stock accretion                       -                -               (43)                  -                 (43)
Convertible subordinated debenture
conversion to common                        1,750               17             5,712                   -               5,729
Net loss                                        -                -                 -             (10,947)            (10,947)
                                     -------------    --------------    --------------    ---------------     ---------------
Balance at December 31, 1997               10,106              101            78,493             (78,576)                 18
Issuance of common stock:
   Private placements                       1,543               15             5,675                   -               5,690
   Exercise of options                        371                4             1,064                   -               1,068
   Services                                    47                4               361                                     365
Discount on sale of convertible
     redeemable preferred stock                 -                -               702                   -                 702
Preferred stock conversion to
     Common stock                             733                8             3,622                   -               3,630
Cash dividends on convertible
     redeemable preferred stock
     ($0.05 per share)                          -                -                (3)                  -                  (3)
Non-cash dividends -
     preferred stock                            -                -              (100)                  -                (100)
Accretion of discount on
     preferred stock                            -                -              (702)                  -                (702)
Preferred stock deemed dividend                 -                -              (220)                  -                (220)
Issuance of stock options and
     warrants for services                      -                -               190                   -                 190
Net loss                                        -                -                 -             (10,939)            (10,939)
                                     =============    ==============    ==============    ===============     ===============
Balance at December 31, 1998               12,800     $        132      $     89,082      $      (89,515)     $         (301)
                                     =============    ==============    ==============    ===============     ===============

  The accompanying notes are an integral part of the financial statements

                                          ONHEALTH NETWORK COMPANY
                                          STATEMENTS OF CASH FLOWS
                                               (In thousands)

                                                                        Year ended December 31,
                                                           ---------------------------------------------------
                                                               1998               1997              1996
                                                           --------------    ---------------   ---------------

Cash flows from operating activities:
     Net loss                                              $     (10,939)    $    (10,947)     $     (10,157)
     Adjustments to reconcile net loss to cash used
      in operating activities:
          Depreciation and amortization                              722             1,252             1,409
          Interest expense associated with debenture
             conversion                                                -             2,229                 -
          (Gain) loss on disposition of  furniture
             and equipment                                           285               711                (3)
          Provision for (recoveries of) doubtful
             accounts and returns                                   (755)            2,336             1,675
          Amortization of warrants issued for services                 8                 -                 -
          Compensation from stock grants                             130                 -                 -
          Common stock issued as litigation
             settlement                                                -               433                 -
          Common stock issued for services                           365                 -                 -
          Changes in assets and liabilities:
             (Increase) decrease in accounts receivable              583             1,461            (2,601)
             Decrease in inventories                                 150                 5               666
             (Increase) decrease in other current assets             (25)              253              (139)
             (Increase) decrease in other non-current
                assets                                              (122)            1,885              (585)
             Increase (decrease) in accounts payable                (393)           (1,287)              843
             Increase in other accrued expenses                       29               760               636
                                                           --------------    ---------------   ---------------
Net cash used in operating activities                             (9,962)             (909)           (8,256)

Cash flows from investing activities:
     Proceeds from disposition of furniture and
        fixtures                                                     217                61               510
     Capital expenditures                                           (689)             (104)             (288)
                                                           --------------    ---------------   ---------------
Net cash provided by (used in) investing activities                 (472)              (43)              222

Cash flows from financing activities:
      Proceeds from issuance of convertible
        redeemable preferred stock                                 5,000                 -                 -
      Proceeds from issuance of convertible
        subordinated debentures                                        -                 -             3,500
      Proceeds from issuance of common stock:
         Private placements                                        5,690                 -                 -
         Exercise of options                                       1,068                98               356
      Redemption of preferred stock                               (1,690)                -                 -
      Preferred stock dividends paid                                  (3)             (120)             (119)
                                                           --------------    ---------------   ---------------
Net cash provided by (used in) financing activities               10,065               (22)            3,737
                                                           --------------    ---------------   ---------------
Net decrease in cash and cash equivalents                           (369)             (974)           (4,297)
Cash and cash equivalents at beginning of year                     2,488             3,462             7,759
                                                           ==============    ===============   ===============
Cash and cash equivalents at end of year                   $       2,119     $       2,488     $       3,462
                                                           ==============    ===============   ===============


        The accompanying notes are an integral part of the financial statements

                            ONHEALTH NETWORK COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

OnHealth  Network  Company,  formerly  known  as  IVI  Publishing,   Inc.,  (the
"Company"), is engaged in a single business consisting of electronic publishing of health and medical information in interactive multimedia formats.

USE OF ESTIMATES

The financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other accrued expenses. The Company's other financial instruments generally approximate their fair values at December 31, 1998 and 1997 based on the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 1998 and 1997, cash and cash equivalents consisted principally of United States Government obligations for which the carrying amount approximates fair value.

INVENTORIES

All inventories are stated at the lower of cost (first-in, first-out method) or market and consist of packaging supplies and finished goods.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and are depreciated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally five to seven years.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company is potentially subject to a concentration of credit risk from its trade accounts, which are not collateralized. The Company performs periodic credit reviews of its customers and maintains reserves for potential losses for uncollectible accounts. Such losses have historically been within management's expectations.

Three customers represent 40%, 16% and 13% of net revenue for the year ended December 31, 1998; one customer represents 12% of net revenue for the year ended December 31, 1997; and three customers represent 15%, 21%, and 11% of net revenue in 1996. The revenue recorded from the customer which represents 40% of the net revenue in 1998 was the result of a $603,000 payment received from the customer related to minimum sales requirements form a terminated CD-ROM distribution agreement. At December 31, 1998, two customers comprised 36% and 20% of outstanding accounts receivable. Two customers represented 77% and 27% of accounts receivable at December 31, 1997.

REVENUE RECOGNITION

The Company's revenue consists of fees for online services, product sales and licensing revenue, contract development revenue, and fees relating to the licensing of its content for use on cable television.

Online revenue is generated through the sale of advertising and sponsorship of the Company's onhealth.com web site. Advertising and sponsorship revenue is earned based upon the number of impressions delivered.

Product sales and licensing revenue consists of retail distribution sales, direct mail sales, and product sales and royalties on licenses to original equipment manufacturers (OEM's). The revenue is recognized upon shipment of the product or in accordance with the licensing agreements. An allowance for return is recorded at the time revenue is recognized.

Contract development revenue is generated through the use of the Company's personnel and facilities for the creation of custom multimedia products. The contract revenue is recognized on a percentage-of-completion basis or at a specific hourly rate, depending on the terms of the contract.

Revenue relating to the licensing of the Company's health and medical content for use on cable television channels is recognized when payments are received. The Company recognized revenue under its cable television agreement with America's Health Network ("AHN") during 1997 and 1996. (See Note 12).

Revenues for each of the three years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                           1998         1997         1996
                                       -----------  ------------  -----------

     Online                            $    388     $      58     $  1,000
     Contract development and other         380         1,220        1,346
     Product sales and licensing            754         1,990        5,152
     Cable television                         -           493        1,972
                                       -----------  ------------  -----------
    Net revenues                       $  1,522     $   3,761     $  9,470
                                       ===========  ============  ===========


PRODUCT DEVELOPMENT COSTS

Product development costs consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants, systems and telecommunications infrastructure and costs of acquired content. To date, all product development costs have been expensed as incurred.

ADVERTISING COSTS

Advertising costs are expensed as they are incurred. Advertising costs in 1998, 1997, and 1996 were $3,409,000, $190,000 and $556,000, respectively.

INCOME TAXES

Income taxes are provided based on earnings reported for financial statement purposes. Deferred income taxes are provided for temporary differences between financial reporting and income tax basis of assets and liabilities under the liability method.

STOCK BASED COMPENSATION

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. The Company follows the disclosure-only provisions SFAS No. 123 but applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

LOSS PER COMMON SHARE

Basic earnings per share ("EPS") excludes any dilutive effects of common stock equivalents - options, warrants and convertible securities - and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted-average number of common stock equivalent shares outstanding.

The effects of common stock equivalents are excluded from the computation for all periods presented as their effects are anti-dilutive.

RECLASSIFICATIONS

Certain reclassifications have been made for consistent financial statement presentation.

IMPACT OF RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. This Statement, adopted by the Company on January 1, 1998, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not affect the results of operations or financial position of the Company. As of December 31, 1998, 1997 and 1996, the company had no items that would have been classified as other comprehensive income.

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued in June 1997 and redefined how operating segments are determined. SFAS No. 131 requires disclosure of certain financial and descriptive information about a company's operating segments. This statement was adopted by the Company on January 1, 1998. Provisions of this statement require annual disclosure in the year of adoption and interim reporting for periods thereafter. This statement does not affect the results of operations or financial position of the Company. The company operates in one principal business segment across domestic markets.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for all fiscal years beginning after June 15, 1999. The impact of the adoption of the provisions of this statement on the results of operations or the financial position of the Company has not yet been determined.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for the Company's fiscal year ending December 31, 1999. Adoption is not expected to have a material effect on the Company's financial statements as the Company's policies are substantially in compliance with SOP 98-1.

NOTE 2.         LIQUIDITY

The Company has experienced recurring losses from operations and has generated an accumulated deficit from inception to December 31, 1998 of approximately $89,515,000. At December 31, 1998, the Company has a working capital deficiency of $1,158,000 and total shareholders' deficit of $301,000. In January 1999, the Company completed a $14.3 million issuance of the Company's common stock (see "Note 19. Subsequent Events"). The Company believes that its cash and cash equivalents, including the $14.3 million received in the January 1999 private placement, will be sufficient to fund its operations through December 31, 1999. Operations generated a negative cash flow during 1996, 1997 and 1998 and the Company expects a significant use of cash in 1999 as it markets and expands the onhealth.com web site. Any material unforeseen increase in expenses or reductions in projected revenue will likely require the Company to seek additional debt or equity financing. If additional cash is required, the Company may need to reduce its expenditures or curtail certain operations. There can be no assurance that additional capital, on a debt or equity basis, will be found, or if found that it will be on economically viable terms.

NOTE 3.         COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

                                                           December 31,
                                                --------------------------------
                                                      1998              1997
                                                ---------------  ---------------
                                                         (In thousands)
       Furniture and equipment:
            Computer hardware                   $       1,032    $       2,160
            Software                                      186              455
            Furniture & fixtures                          220            1,403
            Equipment                                       -              241
            Leasehold improvements                         71                -
                                                ---------------  ---------------
                                                        1,509            4,259
            Less accumulated depreciation                (774)          (2,989)
                                                ===============  ===============
       Total                                    $         735    $       1,270
                                                ===============  ===============

       Other accrued expenses:
            Litigation loss                     $         677    $         961
            Advertising                                   609                -
            Severance                                      90              610
            Royalties                                     338              501
            Rent obligation                                53              252
            Accrued wages and benefits                    175                4
            Payroll taxes                                 358                2
            Other                                         369              310
                                                ---------------  ---------------
       Total                                    $       2,669    $       2,640
                                                ===============  ===============


NOTE 4.         COMMON STOCK

On October 30, 1998, the Company completed a $3,690,000 private placement involving the issuance of 1,000,898 shares of common stock at $3.69 per share. On December 14, 1998, the Company completed a $2,000,000 private placement involving the issuance of 542,419 shares of common stock at $3.69 per share. The shares of common stock issued on October 30, 1998 and December 14, 1998 were issued to two accredited investors. The terms of these issuances potentially obligated the Company to issue additional shares of common stock (depending on the future performance of the Company's common stock (the "Reset Provisions")). Such Reset Provisions only relate to those shares purchased by the two investors on October 30, 1998 and December 14, 1998. As of March 12, 1999, all of the shares of common stock subject to the Reset Provisions have been sold and no such Reset Provisions apply to any of the Company's outstanding Common stock.

NOTE 5.         CONVERTIBLE SUBORDINATED DEBENTURES

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

NOTE 6.         CONVERTIBLE REDEEMABLE PREFERRED STOCK

In April 1998, the Company issued 5,000 shares of the Company's 5% Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") for $5,000,000. The Series B Preferred Stock was convertible at various increasing discount rates to the market value of the common stock. This discount aggregated $702,000 and was recorded as preferred stock accretion over the various periods of conversion. During 1998, 3,630 shares of the Series B Preferred Stock were converted into 732,605 shares of the Company's common stock and 1,470 of such preferred shares were redeemed. The excess of the redemption price over the carrying value of the preferred shares redeemed was $220,000 and was recorded as a preferred stock deemed dividend. The preferred stock accretion and deemed dividend increased the net loss applicable to common shareholders in the calculation of the 1998 net loss per share as shown in the statements of operations.

In 1995, the Company issued 2,000 shares of 6% Series A Convertible Redeemable Preferred Stock (the "6% Series A Preferred Stock")for $2,000,000 ($1,845,000 net of brokerage expenses) to Davidson & Associates, Inc., ("Davidson") a distributor of multimedia educational and entertainment software. The 6% Series A Preferred Stock was converted into 1,000,000 shares of the Company's common stock on October 30, 1997, at a rate of $2.00 per share. The original conversion price was $11.21 per share. The excess of the fair value of the Common Stock issued over the fair value of the shares issuable pursuant to the original conversion terms was $2,875,000 and was recorded as a deemed preferred dividend at the date of conversion. This deemed dividend increased the net loss applicable to common shareholders in the calculation of the 1997 net loss per share as shown in the statements of operations.


NOTE 7.         STOCK OPTIONS AND WARRANTS

In December 1997, the Company's Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") for its employees, directors and consultants. The Plan, which is administered by the Board of Directors, permits the Company to grant stock options for the purchase of Common Stock. The purpose of the 1997 Plan is to promote the success of the Company by facilitating the employment and retention of competent personnel and by furnishing incentive to directors, officers and employees of the Company and consultants and advisors to the Company, upon whose efforts the success of the Company will depend to a large degree. Incentive stock options ("ISOs") and non-qualified stock options may be granted pursuant to the 1997 Plan.

The Company also has a 1991 Stock Option Plan (the "1991 Plan") for its employees. The 1991 Plan, which is administered by the Board of Directors, permits the Company to grant stock options for the purchase of Common Stock. The 1991 Plan provides for the granting of ISOs and non-qualified stock options. In the case of ISO's, the exercise price must be at least equal to the fair market value per share of the Common Stock on the date of grant. In the case of non-qualified stock options, the exercise price must be at least 85% of the fair market value per share on the date of grant. Options generally expire nine to ten years from the date of grant.

In addition, the Company has a Director Stock Option Plan pursuant to which current non-employee directors are eligible to receive options to purchase shares of the Company's common stock at the market price on the date of grant.

The number of shares of the Company's common stock that have been reserved for issuance for such plans total 2,378,000.

Activity in the 1991 Plan, 1997 Plan and Director Stock Option Plan is as follows:

                                                 Remaining
                                                 Number of                  Weighted-
                                                  Shares       Number      Average Price
                                                 Reserved     of Shares     Per Share
                                               ------------  -----------  -------------
                                               ------------  -----------  -------------

TOTAL OUTSTANDING AT DECEMBER 31, 1995            489,000       907,000    $  11.53
Options Reserved                                  200,000             -
Options Granted                                  (582,000)      582,000        4.98
Options Exercised                                       -       (88,000        4.06
Options Canceled                                  461,000      (461,000       13.24
                                               ------------  -----------
TOTAL OUTSTANDING AT DECEMBER 31, 1996            568,000       940,000        7.10
Options Reserved                                1,750,000             -
Options Granted                                  (684,000)      684,000        2.85
Options Exercised                                       -       (59,000)       1.64
Options Canceled                                  474,000      (474,000)       9.86
                                               ------------  -----------
TOTAL OUTSTANDING AT DECEMBER 31, 1997          2,108,000     1,091,000        3.53
Options Granted                                  (889,000)      889,000        5.05
Options Exercised                                       -      (371,000)       2.88
Options Canceled                                  393,000      (393,000)       3.84
                                               ------------  -----------
TOTAL OUTSTANDING AT DECEMBER 31, 1998          1,162,000     1,216,000     $  4.74
                                               ============  ===========


At December 31, 1998, 1997 and 1996, options to purchase 237,000, 325,000, and 602,000 shares were exercisable, respectively.

The following table summarizes information about the stock options outstanding at December 31, 1998:


                                      OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                   ------------------------------------------------- -----------------------------
                                       Weighted-                                       Weighted
                                        Average          Weighted                       Average
    Range of           Number          Remaining         Average         Number        Exercise
 Exercise Prices     Outstanding    Contractual Life  Exercise Price   Exercisable       Price
-----------------  -------------- ------------------ --------------- ---------------- ------------

  $2.31 -  2.50         150,000         9 years           $2.31           50,000        $2.31
   2.51 -  3.00          75,000         8 years            2.82           46,000         2.85
   3.01 -  3.50         190,000         8 years            3.32           71,000         3.36
   3.51 -  4.00         205,000        10 years            3.75                -            -
   4.01 -  5.50          77,000        10 years            4.36                -            -
   5.51 -  6.00          30,000         4 years            5.75           30,000         5.75
   6.01 -  6.50         429,000         9 years            6.25                -            -
   6.51 - 26.00          60,000         7 years           10.29           40,000        11.75
                    --------------- --------------- --------------- -------------- ------------

  $2.31 - 26.00       1,216,000         9 years           $3.25          237,000        $4.76



From time to time, the Company's Board of Directors may grant stock options outside of the existing stock option plans. In 1997, the Board of Directors adopted the 1997-1998 New Hire Stock Option Plan. This plan provides for the granting of 1,213,500 non-qualified stock options to newly hired employees in late 1997 through early 1998. In 1997, the Company granted options to purchase 522,500 shares at prices ranging from $2.31 to $2.50 per share. These options expire in 2007. In 1998, the Company granted options to purchase 996,000 shares at prices ranging from $2.75 to $7.88 per share. These options expire in 2008.

The options granted under this plan had a weighted average price per share of $3.33. Of the options granted in 1997 and 1998, 40,000 and 265,000 stock options, respectively, were canceled in 1998 and none were exercised.

The pro forma information regarding net loss and net loss per share required by SFAS NO. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996:

                                            1998           1997         1996
                                       -------------  -----------  ------------
    Risk-free interest rate                  5.00%         5.50%        6.21%
    Dividend yield                              0%            0%           0%
    Volatility factor                         .817          .760         .726
    Weighted-average expected life         5 years       5 years      5 years


The weighted-average fair value of options granted during 1998, 1997 and 1996 was $2.97, $1.74, and $2.99, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                     1998             1997         1996
                                                                --------------   -------------  ------------
                                                                    (In thousands, except per share data)


Net loss applicable to common shareholders - as reported        $     (11,964)   $   (13,965)    $  (10,336)
Net loss applicable to common shareholders - pro forma                (12,970)       (14,294)       (10,562)
Basic and diluted net loss per share - as reported                     $(1.12)        $(1.73)        $(1.36)
Basic and diluted net loss per common share  pro forma                 $(1.21)        $(1.77)        $(1.39)



The pro forma effect on the net loss for 1998, 1997, and 1996 is not representative of the pro forma effect on the net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

As of December 31, 1998 and 1997 the Company had warrants outstanding to purchase 678,577 and 547,260 shares of Common Stock at prices ranging from $3.25 per share to $30.94 per share. Warrants outstanding at December 31, 1998 expire from 1999 through 2003. The warrants were generally issued to underwriters and investment bankers for services performed in connection with several of the Company's financing transactions.

Common stock reserved for future issuance at December 31, 1998 is as follows:

             1991, 1997 and Director Stock Option Plans             2,378,000
             1997 - 1998 New Hire Plan                              1,213,500
             Warrants                                                 678,577
                                                                 =============
                                                                    4,270,077
                                                                 =============

NOTE 8.        LOSS PER COMMON SHARE

The components of basic and diluted loss per common share are as follows:

                                                    1998               1997              1996
                                                --------------    ---------------    -------------
                                                  (In thousands, except per share amounts)

Net loss applicable to common shareholders
     (numerator)                                 $   (11,964)     $     (13,965)      $  (10,366)
                                                ==============    ===============    =============

 Weighted average common shares outstanding
     (denominator)                                    10,680              8,056            7,580
                                                ==============    ===============    =============

Loss per share:
     Basic and diluted                          $      (1.12)     $       (1.73)      $    (1.36)
                                                ==============    ===============    =============


NOTE 9.        COMMITMENTS AND CONTINGENCIES

The Company leases office space under agreements accounted for as operating leases. The agreements expire at various times through 2003. Gross rent expense, including charges for monthly operating costs, was $522,000, $881,000 and $1,433,000 for 1998, 1997 and 1996, respectively. The Company has subleased certain facilities to various tenants under non-cancelable operating leases expiring in 1999. The Company also has several marketing agreements that require minimum payments to be made. Scheduled minimum lease commitments and annual marketing payments are as follows:

                                                                Marketing
                                              Lease              Payments
                                       --------------------  -----------------
                                                   (In thousands)

                       1999            $              176     $          1,885
                       2000                           134                  100
                       2001                           142                   50
                       2002                           151                    -
                       2003                            52                    -
                                       --------------------  ------------------
                                                      655                2,035
             Less sublease rental
                  income                             (162)                   -
                                       --------------------  ------------------
             Total                     $              493    $           2,035
                                       ====================  ==================

NOTE 10.        SUPPLEMENTAL CASH FLOW INFORMATION



(In thousands)                                                          Year Ended December 31, 1998
                                                              -------------------------------------------------
                                                                  1998             1997              1996
                                                              -------------    --------------    --------------
Cash paid during the years for:
   Interest                                                   $           -    $         298     $           -
   Income taxes                                                           7                5                10

Non-cash investing and financing transactions:
   Conversion of preferred stock to common stock                      3,630            1,948                 -
   Conversion of convertible subordinated debentures                      -            5,729                 -
   Preferred stock/warrant discount                                     702                -                 -
   Preferred stock/warrant discount accretion                          (702)             (43)              (60)
   Preferred stock dividends                                            100                -                 -
   Stock options and warrants issued for services                       190                -                 -
   Preferred stock deemed dividend                                        -            2,875                 -
   Common stock issued as litigation settlement                           -              433                 -



NOTE 11.        INCOME TAXES

At December 31, 1997, the Company has net operating loss carryforwards of $81,910,000 for income tax purposes and unused research and development credits of $339,000 that expire at various times through 2013. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes. For financial reporting purposes, a valuation allowance has been recognized to completely reserve for the deferred tax assets related to those carryforwards. The reserve has been established because of the uncertainty of future taxable income, which is necessary to realize the benefits of the net operating loss carryforwards.

Components of the Company's deferred tax assets and liabilities are as follows:

                                                       December 31,
                                        ----------------------------------------
                                               1998                  1997
                                        -------------------   ------------------
                                        -------------------   ------------------
DEFERRED TAX ASSETS:
Accrued expenses and allowances         $     1,223,000       $     2,788,000
Research and development credits                339,000               326,000
Net operating loss carryforwards             28,669,000            25,880,000
                                        -------------------   ------------------
                                             30,231,000            28,994,000
DEFERRED TAX LIABILITIES:
Depreciation                                     15,000                16,000
                                        -------------------   ------------------
                                                 15,000                16,000
                                        -------------------   ------------------
                                        -------------------   ------------------
Net deferred tax assets
    before valuation allowance               30,216,000            28,978,000
Less valuation allowance                    (30,216,000)          (28,978,000)
                                        ===================   ==================
NET DEFERRED TAX ASSETS                 $             -       $             -
                                        ===================   ==================


NOTE 12.        INVESTMENT IN AMERICA'S HEALTH NETWORK

In March 1994, the Company acquired an equity position in America's Health Network ("AHN"), a health information cable television network that combines live programming with medical consumer product sales. The network launched on March 25, 1996.

In the first quarter of 1994, the Company expensed its entire investment of $2,000,000 along with the related investment banking fees of approximately $263,000. This approach to the investment was made on the basis that the invested amounts are not assured of recoverability through future revenue streams. As of December 31, 1998 and 1997, the Company's underlying equity in its investment in AHN was approximately $100,000 and $500,000 based on approximately 1% and 4% of AHN's net assets, respectively. However, because the Company expensed its investment, its equity in AHN's net assets is not recognized on the balance sheet.

In May 1995, the Company entered into a content and royalty agreement with AHN. Under the agreement the Company licensed its multimedia content to AHN starting in May 1995 and was to receive minimum licensing royalties over the life of the agreement. This revenue was being recognized evenly over the expected life of the contract. Due to the gradual increase in actual payments versus the straight-line revenue recognition policy, a receivable was recorded for the difference between the revenue recognized and the cash received during the early years of the contract. In June 1997, as a result of the Company not receiving its quarterly payment, the outstanding AHN receivable was fully reserved. Due to the uncertainty of future payments, the Company began recognizing revenue on a cash basis. In December 1997 and in early 1998, AHN made payments which were applied against the receivable. At December 31, 1998, the Company has a fully reserved receivable of $153,000 and AHN had failed to make three scheduled payments totaling $1,688,000. The Company recorded $0, $493,000 and $1,972,000 in license royalty revenue in 1998, 1997 and 1996, respectively.

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

NOTE 15.        MAYO AGREEMENT

In September 1997, the Company entered into an agreement with Mayo Foundation ("Mayo") which included a full transfer of ownership of the Company's O@sis web site to Mayo and a new arrangement for revenues and cost sharing concerning O@sis. Under the terms of the agreement, the Company received a $2,700,000 cash payment, an additional $300,000 cash payment for hosting the web site for a transition period, and the return of 490,000 shares of the Company's common stock. Through the year 2001, the Company will receive a royalty from Mayo on certain revenues generated by the Mayo Health O@sis site and certain other non-O@sis Internet projects. In addition, Mayo was released from the Company's "right of first offer" on Mayo health products produced for electronic media, and Mayo assumed operating expenses incurred for the web site retroactive to January 1, 1997 which were recorded as a reduction to product development expenses. The Company recorded the $2,700,000 payment as other income and recorded the $300,000 payment as contract development revenue during the third and fourth quarters, respectively, of 1997.

NOTE 16.        RELATED PARTY TRANSACTIONS

During 1998, 1997 and 1996, the Company subleased approximately 20,000 square feet of its Eden Prairie office space to Reality Interactive, Inc. Reality Interactive, Inc. and the Company share a common Board member. The lease was terminated in 1998.

During 1996, two officers of the Company participated in the Company's debt offering. The total amount of debt issued by the Company to these individuals was $120,000. Additionally, three directors of the Company participated in the debt offering, either individually or through affiliated organizations. The total amount of debt issued by the Company to these individuals and organizations was $550,000. On October 28, 1997, this debt was converted into common stock at a rate of $2.00 per share (see "Note 5. Convertible Subordinated Debentures").

NOTE 17.        LEGAL PROCEEDINGS

In February 1996, an action in the District Court of Hennepin County (Minnesota) was brought by T. Randal Productions et al. against the Company and one current and two former employees. The plaintiffs made various allegations, including misappropriation of corporate opportunities and trade secrets by the Company and its employees and sought award of monetary damages, exemplary damages and royalties substantially in excess of $10.0 million. In November 1997, a jury found that there was no joint venture between T. Randal and the company and/or any of its employees but awarded T. Randal $480,000 plus interest for damages sustained to its business. Plaintiffs moved for a new trial, amended findings and for judgment notwithstanding the verdict. The jury verdict was upheld by the trial court. The plaintiffs appealed this decision to the Minnesota Court of Appeals. In March 1999, the Minnesota Court of Appeals affirmed the decision of the trial court. The Company believes the plaintiffs will petition for a rehearing which Company counsel believes will not be successful. The plaintiffs also have an action pending against certain affiliates of the Company on the same grounds on which the action against the Company was based. The Company has indemnified these affiliates against any damages arising out of these claims. Counsel has advised the Company that the jury verdict in the action against the Company should be controlling in this action against the affiliates. As of December 31, 1998, the Company has accrued $480,000 plus estimated court costs.

NOTE 18.        RELOCATION OF OPERATIONS

During early 1998, the Company relocated its primary operating facilities from Minneapolis, Minnesota to Seattle, Washington. As a result, certain of the Company's Minnesota leasehold improvements and computer and software equipment having a carrying value of $721,000 were not transferable or were not utilized in the Company's Seattle operations. In 1997, the Company had estimated and recorded the related relocation expense of $721,000 as a General and Administrative expense. In addition, in 1997 the Company recorded $252,000 and $610,000 in general and administrative expenses related to lease termination costs and severance for former officers and employees, respectively.

NOTE 19.        SUBSEQUENT EVENTS

During January 1999, the Company completed a $14,278,000 private placement, which resulted in the issuance of 2,596,000 shares of the Company's common stock at $5.50 per share.

                                             ONHEALTH NETWORK COMPANY
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                  (In thousands)


                                                                  Additions
                                                                 Charged to
                                                                 (Recoveries
                                               Balance at        Credited to)                               Balance
                                               Beginning          Costs and                                 at End
                                               of Period           Expenses           Deductions           of Period
                                            ---------------     ---------------      -------------       -------------

Year Ended December 31, 1998:
Allowance for doubtful accounts
     receivable, promotional
     allowances and sales returns           $       1,011         $     (755)  (3)   $          -  (1)   $        256
Allowance for obsolete inventory                      451                 50                    -  (2)            501
                                            ===============     ===============      =============       =============
                                            $       1,462         $     (705)                   -        $        757
                                            ===============     ===============      =============       =============


Year Ended December 31, 1997:
Allowance for doubtful accounts
     receivable, promotional
     allowances and sales returns           $         277         $     2,336        $     (1,602) (1)   $      1,011
Allowance for obsolete inventory                      485                 200                (234) (2)            451
                                            ---------------     ---------------      -------------       -------------
                                            $         762         $     2,536        $     (1,836)       $      1,462
                                            ===============     ===============      =============       =============

Year Ended December 31, 1996:
Allowance for doubtful accounts
     receivable, promotional
     allowances and sales returns           $         753         $     1,675       $      (2,151) (1)   $        277
Allowance for obsolete inventory                      682                 365                (562) (2)            485
                                            ===============     ===============      =============       =============
                                            $       1,435         $     2,040       $      (2,713)       $        762
                                            ===============     ===============      =============       =============
------------------

1) Deductions represent accounts receivable determined to be uncollectable and therefore charged against the allowance account; accounts receivable determined to be uncollectable due to return of product(s); and accounts credited due to promotional and administrative allowance arrangements with distributors.

2)   Write-offs of inventory.

3) The $755 net credit to costs and expenses is primarily due to the 1998 recovery of an account previously written off.



                                       S-1