Form 10-K/A
period 1998-12-31
ONHEALTH NETWORK CO
filed 1999-04-30
CIK 910391

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K\A

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO__________.

                         COMMISSION FILE NUMBER 0-22212

                            ONHEALTH NETWORK COMPANY
             (Exact name of registrant as specified in its charter)

                    WASHINGTON                         41-1686038
           (State or other jurisdiction             (I.R.S. Employer
         of incorporation or organization)         Identification No.)

          808 HOWELL STREET, SUITE 400
               SEATTLE, WASHINGTON                        98101
     (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (206) 583-0100

               __________________________________________________


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

     Aggregate market value of voting stock held by non-affiliates of the registrant as of March 9, 1999: $178,383,285

Number of shares outstanding of the registrant's class of common stock as of March 9, 1999: 15,856,292

================================================================================

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


       Set forth are the executive officers and directors of the Company as of April 7, 1999.

Name                    Age    Title
--------------------- ------- -------------------------------------------------
Robert N. Goodman       46    Chief Executive Officer, President and Director
Rebecca Farwell         37    General Manager
Michael D. Conway       30    Vice President of Finance, Controller, Secretary
                              and Principal Financial Officer
Michael A. Brochu       45    Chairman of the Board
Ann Kirschner           48    Director
Ram Shriram             41    Director
Rick Thompson           39    Director


       Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company.

ROBERT N. GOODMAN joined the Company in November 1997 as President and Chief Executive Officer and a member of the Company's Board of Directors. From April 1997 to November 1997, he was the director of business development for MSNBC Interactive News, LLC. From December 1995 to April 1997, Mr. Goodman was an independent consultant working for Microsoft Corporation. From October 1995 to November 1995, Mr. Goodman was in the process of moving from San Francisco, CA to Seattle, WA. From November 1993 to October 1995, he was Assistant General Counsel for The 3DO Company.

REBECCA FARWELL joined the Company in February 1998 and currently serves as General Manager. Prior to that, she was the editorial director for Discovery Channel Online (DCOL) and Discovery Publishing. She began her career at The Discovery Channel in 1987 as the managing editor of The Discovery Channel Magazine.

MICHAEL D. CONWAY joined the Company in January 1998 as Controller and Vice President of Finance. In April 1998, he was named Principal Financial Officer and Secretary. From November 1997 to December 1997, he worked as an independent consultant for PhotoDisc, Inc., a developer of high-resolution photographs on CD-ROM, and Sierra On-Line, Inc., a leader in entertainment software. From May 1996 to October 1997, Mr. Conway served as the Accounting Manager at Sierra On-Line, Inc. From August 1994 to May 1996, Mr. Conway served as a Senior Accountant at Deloitte & Touche LLP. From October 1992 to August 1994, he held various positions at KPMG Peat Marwick including Senior Accountant. Mr. Conway received his B.A. in Economics/Accounting from Claremont McKenna College, and his M.B.A. from the Claremont Graduate School's Peter Drucker School of Management.

MICHAEL A. BROCHU has been a Director of the Company since April 1997 and has also served as Chairman of the Board of Directors of the Company since October 1997. Mr. Brochu has served as President and Chief Executive Officer of Primus, Inc., a leader in entertainment software, since November 1997. From October 1995 to October 1997, he served as President and Chief Operating Officer of Sierra On-Line, Inc., a computer game software developer, and as its Chief Financial Officer and Executive Vice President from July 1994 to October 1995. From 1987 to July 1994, Mr. Brochu served in the positions of Senior Vice President, Chief Financial Officer and Chief Operating Officer of Burlington Environmental, Inc., a division of Burlington Resources, Inc.

ANN KIRSCHNER has been a Director of the Company since February 1998. Ms. Kirschner is currently the executive director of Columbia Media Enterprises. From December 1994 to December 1998, she served as Vice President of NFL Interactive for NFL Enterprises, Inc. Ms. Kirschner was responsible for the launch of the NFL's official Web site, the official Super Bowl Web site and Team NFL. Prior to December 1994, she served as President of Comma Communications for more than two years.

RAM SHRIRAM has been a Director of the Company since February 1998. Mr. Shriram is Vice-President of Business Development at Amazon.com, an Internet retailer. Prior to being acquired by Amazon.com, Mr. Shriram served as President and Chief Operating Officer of Junglee Corporation, a company that enables Web users to locate, compare and transact goods and services on the Internet. Previously, Mr. Shriram served as Vice President of Netscape Communications Corporation from February 1994 to February 1998. Mr. Shriram was Netscape's Director, Channel Sales of Network Computing Devices from October 1990 to November 1994.

RICK THOMPSON has been a Director of the Company since February 1998. Mr. Thompson has served as Vice President and General Manager of Microsoft Corporation's Hardware Division since October 1987. Mr. Thompson manages the division's product lines and oversees development.


ITEM 11. EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

       The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last three fiscal years to each person who served as Chief Executive Officer during fiscal 1998 and the only other executive officers who earned more than $100,000 in salary and bonuses in 1998.


                                                                                Long Term Compensation
                                                                          ---------------------------------
                                                                                   Awards           Payouts
                                                                          ------------------------  -------

                                                     Annual                Restricted
                                                 Compensation                Stock                             All Other
Name and Principal            Fiscal  -----------------------------------    Awards                   LTIP   Compensation
    Position                   Year      Salary ($)  Bonus($)   Other ($)     ($)         Options     ($)         ($)
------------------------     -------  ------------ ---------  ----------   ----------    ---------  -------  -------------

Robert N. Goodman              1998     180,000        -          -            -          300,000      -           -
  President and Chief          1997      18,548        -          -            -          450,000      -         35,000
  Executive Officer (2)

Rebecca Farwell                1998     123,559        -                       -          115,000      -         50,000
  General Manager (1)

--------------

(1) Ms. Farwell joined the Company on February 2, 1998. All Othe Compensation consists of relocation paid to Ms. Farwell during 1998.

(2) Mr. Goodman joined the Company on November 24, 1997 at an annual salary of $180,000. All Other Compensation consists of a one-time bonus paid to Mr. Goodman during 1997.

OPTION GRANTS DURING 1998 FISCAL YEAR

       The following table provides information regarding stock options granted during fiscal 1998 to the named executive officers in the Summary Compensation Table. The Company has not granted any stock appreciation rights.

                                                                                            Potential Realizable Value at
                                                Percent of                                  Assumed Annual Rates of Stock
                                              Total Options                                 Price Appreciation for Option
                           Number of Shares    Granted to      Exercise or                             Term(2)
                             Underlying         Employees       Base Price    Expiration    -----------------------------
       Name                Options Granted    In Fiscal Year   Per Share(1)      Date            5%              10%
------------------         ---------------   ---------------  -------------   ----------    ------------     ------------

Robert N. Goodman            300,000 (3)          17.17%          $6.25        06/15/08     $ 1,179,177      $  2,988,267

Rebecca Farwell              100,000 (4)           5.72%          $3.00        02/01/08     $   188,668      $    478,123
                              15,000 (5)           0.86%          $6.25        06/15/08     $    58,959      $    149,413
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




(3) The option was granted on June 16, 1998 and will become exercisable to the extent of 60,000 shares on June 16 of each year beginning June 16, 1999 through June 16, 2003.

(4) The option was granted on February 2, 1998 and became exercisable to the extent of 25,000 shares on February 2, 1999, 2,083 shares on each of March 2, 1999, April 2, 1999 and May 2, 1999 and will become exercisable to the extent of 2,083 shares on the 2nd day of each month from June 2, 1999 through February 2, 2002.

(5) The option was granted on June 16, 1998 and will become exercisable to the extent of 3,750 shares on June 16, 1999 and to the extent of 312 shares on the 16th day of each month from July 16, 1999 through June 16, 2002.

OPTION EXERCISES DURING 1998 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table provides information as to options exercised by the named executive officers in the Summary Compensation Table during 1998 and the number and value of all outstanding options at December 31, 1998.
The Company has no outstanding stock appreciation rights.

                                                                                     Value of
                                                           Number of               Unexercised
                                                          Unexercised              In-the-Money
                                                           Options at               Options at
                           Shares                      December 31, 1998         December 31, 1998
                          Acquired        Value           Exercisable/             Exercisable/
      Name               On Exercise     Realized        Unexercisable           Unexercisable(1)
-------------------    -------------    ----------    ----------------------    ------------------

Robert N. Goodman            -              -           90,625 exercisable         $    226,563
                                                       659,375 unexercisable       $    898,437
Rebecca Farwell              -              -                0 exercisable                    -
                                                       115,000 unexercisable       $    200,000

---------------

(1) Value is calculated on the basis of the difference between the option exercise price and $5.00, the closing sale price for the Company's
         Common Stock at December 31, 1998 as quoted on the Nasdaq SmallCap Market, multiplied by the number of shares underlying the option.

COMPENSATION OF DIRECTORS

       DIRECTORS' FEES. The Company's directors receive no fees for attendance at meetings of the Board of Directors, but they are reimbursed for out-of-pocket expenses relating to attendance at the meetings; however, Mr. Brochu is paid an annual fee of $30,000 for his services as Chairman of the Board, as well as out-of-pocket expenses.

       STOCK OPTION GRANTS TO NON-EMPLOYEE DIRECTORS. The Company's 1997 Stock Option Plan provides for the automatic option grant of stock options to each director who is not an employee of the Company (a "Non-Employee Director"). Each Non-Employee Director who is elected for the first time as a director is automatically granted a nonqualified option to purchase 25,000 shares of the Common Stock at an option price per share equal to 100% of the fair market value of the Common Stock on the date of the Non-Employee Director's initial election, which option is exercisable, to the extent of 6,250 shares immediately and on each of the first three anniversaries of the date of grant. All options granted pursuant to these provisions shall expire on the earlier of (i) one year after the optionee ceases to be a director and (ii) ten (10) years after the date of grant.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

       In August 1996, the Company entered into a two-year employment agreement with Joy Solomon, former President and Chief Executive Officer, pursuant to which Ms. Solomon received an annual base salary of $171,000. Pursuant to a Separation Agreement and Release of Claims ("Separation Agreement") entered into between the Company and Ms. Solomon, Ms. Solomon's employment with the Company terminated on December 31, 1997. Under the Separation Agreement, Ms. Solomon will receive her base salary as in effect on December 31, 1997 for the period January 1, 1998 through June 30, 1999. In addition, the Separation Agreement amended Ms. Solomon's stock options to provide that the options shall continue to vest according to their respective vesting schedules until June 30, 1999 and shall be exercisable to the extent vested until the respective original expiration dates. The Separation Agreement contains mutual releases and is subject to confidentiality provisions.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

       The Compensation Committee (the "Committee") of the Board of Directors, consisting of Messrs. Shriram, Goodman and Brochu has furnished the following report on executive compensation.

       The Company's executive compensation program is administered by the Committee. The Committee, which is composed of two independent directors and an employee, establishes and administers the Company's executive compensation policies and plans and administers the Company's stock option and other equity-related employee compensation plans. The Committee considers internal and external information in determining officers' compensation.

Compensation Philosophy

       The Company's compensation policies for executive officers are based on the belief that the interests of executives should be closely aligned with those of the Company's shareholders. The Compensation policies are designed to achieve the following objectives:

       Offer   compensation   opportunities   that  attract   highly   qualified
executives, reward outstanding initiative and achievement, and retain the leadership and skills necessary to build long-term shareholder value.

       Maintain a portion of executives' total compensation at risk, tied to both the annual and long-term financial performance of the Company and the creation of shareholder value.

       Further the Company's short and long-term strategic goals and values by aligning compensation with business objectives and individual performance.

Compensation Program
       The Company's executive compensation program has three major integrated components, base salary, incentive awards, and long term incentives.

       Base Salary. Base salary levels for executive officers are determined annually by reviewing the competitive pay practices of Internet companies of similar size and market capitalization, the skills, performance level, and contribution to the business of individual executives, and the needs of the Company. Overall, the Company believes that base salaries for its executive officers are at competitive salary levels for similar positions in these Internet companies.

       Incentive Awards. The Company's executive officers may be eligible to receive annual cash bonus awards designed to motivate executives to attain short-term and long-term corporate and individual management goals. The Committee establishes the annual incentive opportunity for each executive officer in relation to his or her base salary.

       Long-Term Incentives. The Committee believes that stock options are an excellent vehicle for compensating its officers and employees. The Company provides long-term incentives through its 1997 Stock Option Plan, 1991 Stock Option Plan and the 1997, 1998 and 1999 New Hire Stock Option Plans, the purpose of which is to create a direct link between executive compensation and increases in shareholder value. Stock options are granted at fair market value and vest in installments generally over three to five years. When determining option awards for an executive officer, the Committee considers the executive's current contribution to Company performance, the anticipated contribution to meeting the Company's long term strategic performance goals, and industry practices and norms. Long-term incentives granted in prior years and existing levels of stock ownership are also taken into consideration. Because the receipt of value by an executive officer under a stock option is dependent upon an increase in the price of the Company's Common Stock, this portion of the executive's compensation is directly aligned with an increase in shareholder value.

Chief Executive Officer Compensation

       Mr. Goodman's base salary, annual incentive award and long-term incentive compensation are determined by the Committee based upon the same factors as those employed by the Committee for executive officers generally. Mr. Goodman's current annual base salary is $180,000 subject to annual review and increase by the Board of Directors of the Company. During fiscal 1998, Mr. Goodman was granted options to purchase 300,000 shares of Common Stock at an exercise price of $6.25 per share, the fair market value of the Company's Common Stock on the date of the grant. As Mr. Goodman is a member of the Compensation Committee, he recused himself from all discussions, deliberations and determinations relating to the compensation of the Chief Executive Officer.

Section 162(m) Limitation

       Section 162(m) of the Internal Revenue Code limits the tax deduction to $1 million for compensation paid to certain executives of public companies. Historically, the combined salary and bonus of each executive officer has been well below the $1 million limit. The Committee's present intention is to comply with Section 162(m) unless the Committee feels that required changes would not be in the best interest of the Company or its shareholders.

                                                         COMPENSATION COMMITTEE


                                                         MICHAEL BROCHU
                                                         RAM SHRIRAM
                                                         ROBERT GOODMAN


                      COMMON STOCK PRICE PERFORMANCE CHART

       The following graph compares the yearly percentage change in the cumulative total shareholder return for the Company, the Nasdaq U.S. Companies Index and the Nasdaq Computer and Data Processing Services Stock Index for the period from December 31, 1993 to December 31, 1998. The Nasdaq Computer and Data processing Services Stock Index is prepared by Nasdaq and includes all companies in the Standard Industry Code 737 (computer programming, data processing and other computer-related services) which are included in the Nasdaq U.S. Companies Index. A list of the companies included in the Nasdaq Computer and Data Processing Services Stock Index is available from the Company upon request. The graph assumes that $100 was invested on December 31, 1993.

                               [GRAPHIC OMITTED]


                                                                        YEAR END
                                         1993          1994         1995         1996         1997         1998
                                  -------------------------------------------------------------------------------

IVI Publishing, Inc./ OnHealth          $100.00      $ 39.32      $ 44.87      $ 10.90      $  8.76      $ 17.09
 Network Company*
Nasdaq Index (U.S.)                     $100.00      $ 97.75      $138.26      $170.01      $208.18      $293.21
Nasdaq Comp & Data Proc. Index          $100.00      $121.44      $184.92      $228.24      $280.39      $501.76

*Prior to June 16, 1998, the Company's name was IVI Publishing, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


       The following table sets forth the number of shares of the Company's Common Stock beneficially owned by (i) each director and nominee for election to the Board of Directors of the Company; (ii) each of the named executive officers; (iii) all directors and executive officers as a group; and (iv) to the best of the Company's knowledge, all beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock as of March 31, 1999. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated.

                                       Common Shares
     Name (And Address of 5%           Beneficially        Percent of
   Holder) or Identity of Group(1)       Owned(2)           Class(2)
------------------------------------  -----------------  -------------
Robert N. Goodman                         181,250  (3)         1.13%
Rebecca Farwell                            31,250  (4)          *
Michael D. Conway                          62,500  (5)          *
Michael A. Brochu                         158,750  (6)          *
Ann Kirschner                              21,250  (7)          *
Ram Shriram                                21,250  (8)          *
Rick Thompson                              21,250  (9)          *
Van Wagoner Capital Management, Inc.    4,143,500 (10)        26.13%
Perkins Capital Management              1,288,850 (11)         8.13%
Nevis Capital Management, Inc.            903,000 (12)         5.69%
All Directors and Executive
Officers as a Group (7 persons)          497,500 (13)          3.04%
---------------------------
  *      Less than 1% of the outstanding shares of Common Stock.

(1) The addresses of the more than 5% holders are: Van Wagoner Group (Van Wagoner Capital Management, Inc. and Van Wagoner Funds, Inc.) - 345 California Street, Suite 2450, San Francisco. CA 94104; Perkins Capital Management, Inc. - 730 East Lake Street, Wayzata, MN 55391; Nevis Capital Management, Inc. - 1119 St. Paul Street, Baltimore, MD 21202.

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

(3) Includes 181,250 shares which may be purchased by Mr. Goodman upon exercise of currently exercisable options.

(4) Includes 31,250 shares which may be purchased by Ms. Farwell upon exercise of currently exercisable options.

(5) Includes 62,500 shares which may be purchased by Mr. Conway upon exercise of currently exercisable options.

(6) Includes 158,750 shares which may be purchased by Mr. Brochu upon exercise of currently exercisable options.

(7) Includes 21,250 shares which may be purchased by Ms. Kirschner upon exercise of currently exercisable options.

(8) Includes 21,250 shares which may be purchased by Mr. Shriram upon exercise of currently exercisable options.

(9) Includes 21,250 shares which may be purchased by Mr. Thompson upon exercise of currently exercisable options.

(10) Of the shares, 3,732,500 shares are owned by Van Wagoner Funds, Inc. ("Van Wagoner Funds"), and 411,000 shares are owned by clients of Van Wagoner Capital Management, Inc. ("Van Wagoner Capital"). Van Wagoner Funds has the sole power to vote 3,732,500 shares. Van Wagoner Capital has no power to vote on 411,000 shares and has sole investment power for all of the shares, including the shares held by Van Wagoner Funds. The Company has relied on information contained in a Schedule 13G Amendment filed with the Securities and Exchange Commission on March 9, 1999 by Van Wagoner Funds and Van Wagoner Capital as a group.

(11) Of the shares owned by clients of Perkins Capital Management, Inc. ("Perkins Capital"), Perkins Capital has the sole power to vote 806,200 shares and no power to vote 482,650 shares. Perkins Capital has the sole investment power for all of the shares. The Company has relied on information contained in a Schedule 13G Amendment filed with the Securities and Exchange Commission on February 4, 1999 by Perkins Capital.

(12) The Company has relied on information contained in a Schedule 13G dated February 2, 1999 filed with the Securities and Exchange Commission by Nevis Capital Management, Inc., a registered investment advisor.

(13) Includes 497,500 shares which may be purchased upon exercise of currently exercisable options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April, 1999.

                                            ONHEALTH NETWORK COMPANY



                                            By: \S\ MICHAEL D. CONWAY
                                                -----------------------------
                                                 Michael D. Conway
                                                 Chief Financial Officer
                                                 Principal Accounting Officer