Form 10-Q
period 1999-03-31
ONHEALTH NETWORK CO
filed 1999-05-14
CIK 910391

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                   -----------------------------------------



Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares outstanding of the registrant's common stock as of May 11, 1999: 16,111,686

================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                          PART I. FINANCIAL INFORMATION

   ITEM 1.   Financial Statements............................................3

               Balance Sheets at March 31, 1999 (Unaudited) and
                 December 31, 1998...........................................3

               Statements Of Operations (Unaudited) for the
                 three month period ended March 31, 1999 and 1998............4

               Statements Of Cash Flows (Unaudited) for the
                 three month period ended March 31, 1999 and 1998............5

               Notes To Financial Statements (Unaudited).....................6

   ITEM 2.   Management's Discussion And Analysis Of Financial Condition
               And Results Of Operations.....................................8


                           PART II. other information

   ITEM 2.   Changes in Securities and Use of Proceeds......................11

   ITEM 6.   Exhibits And Reports On Form 8-K...............................11

   Signature   .............................................................14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           ONHEALTH NETWORK COMPANY
                                                BALANCE SHEETS
                                                (In thousands)

                                                                               March 31,         December 31,
                                                                                 1999                1998
                                                                            ----------------    ---------------
                                                                              (Unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                             $        13,751     $       2,119
      Accounts receivable, net of allowances of $275 (1999)
           and $256 (1998)                                                              231               509
      Other current assets                                                            2,284               409
                                                                            ----------------    ---------------
Total current assets                                                                 16,266             3,037

Furniture and equipment:
      Computers and software                                                          1,282             1,218
      Office equipment                                                                  291               291
                                                                            ----------------    ---------------
                                                                                      1,573             1,509
      Accumulated depreciation                                                         (843)             (774)
                                                                            ----------------    ---------------
Furniture and equipment, net                                                            730               735
Other non-current assets                                                                 41               122
                                                                            ================    ===============
Total assets                                                                $        17,037     $       3,894
                                                                            ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $         1,984     $       1,526
     Other accrued expenses                                                           1,740             2,669
                                                                            ----------------    ---------------
Total current liabilities                                                             3,724             4,195

Other non-current liabilities                                                            31                -

Shareholders' equity:
      Preferred stock, $0.01 par value; authorized, 1,000; issued and
          outstanding, none                                                              -                 -
      Common stock, $0.01 par value; authorized, 29,000; issued
          and outstanding, 16,050 (1999) and 12,800 (1998)                              160               132
      Additional paid-in-capital                                                    106,797            89,082
      Accumulated deficit                                                           (93,675)          (89,515)
                                                                            ----------------    ---------------
Total shareholders' equity (deficit)                                                 13,282              (301)
                                                                            ----------------    ---------------
Total liabilities and shareholders' equity                                  $        17,037     $       3,894
                                                                            ================    ===============





        The accompanying notes are an integral part of the financial statements

                            ONHEALTH NETWORK COMPANY
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                            Three Months Ended March 31,
                                                                       ---------------------------------------
                                                                              1999                 1998
                                                                       -------------------    ----------------


Net revenue                                                            $             200      $           330
Cost of revenue                                                                       30                  407
                                                                       -------------------    ----------------
Gross margin                                                                         170                  (77)

Operating expenses:
     Product development, editorial and design                                     1,185                  728
     Sales and marketing                                                           2,366                  436
     General and administrative                                                      886                  743
                                                                       -------------------    ----------------
            Total operating expenses                                               4,437                1,907
                                                                       -------------------    ----------------
Loss from operations                                                              (4,267)              (1,984)

     Interest income                                                                 107                   12
     Other expense                                                                     -                 (281)
                                                                       -------------------    ----------------
     Total interest income and other expense                                         107                 (269)
                                                                       -------------------    ----------------
Net loss applicable to common shareholders                             $          (4,160)     $        (2,253)

Net loss per common share-
     Basic and diluted                                                 $           (0.28)     $         (0.22)
                                                                       ===================    ================

Weighted average number of common shares
      Outstanding                                                                 14,930               10,150
                                                                       ===================    ================



        The accompanying notes are an integral part of the financial statements

                            ONHEALTH NETWORK COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                             Three months ended March 31,
                                                                        ------------------------------------
                                                                             1999                 1998
                                                                        ----------------     ---------------
Cash flows from operating activities:
     Net loss                                                           $      (4,160)       $      (2,253)
     Adjustments to reconcile net loss to cash used in
      operating activities:
          Depreciation and amortization                                            69                  195
          Provision for (recoveries of) doubtful
             accounts and returns                                                  19                  (20)
          Compensation from stock grants                                           12                    -
          Common stock issued for services                                        164                    -
          Other                                                                     5
          Changes in assets and liabilities:
             Decrease in accounts receivable                                      259                  292
             Decrease in inventories                                                -                  104
             (Increase) decrease in other current assets                          (73)                  69
             Decrease in other non-current assets                                  81                    -
             Increase (decrease) in accounts payable                              458                 (194)
             Decrease in other accrued expenses                                  (900)                (176)
                                                                        ----------------     ---------------
Net cash used in operating activities                                          (4,066)              (1,983)

Cash flows from investing activities:
      Capital expenditures                                                        (64)                 (18)
                                                                        ----------------     ---------------
Net cash used in investing activities                                             (64)                 (18)

Cash flows from financing activities:
      Proceeds from issuance of common stock:
         Private placement                                                     14,278                    -
         Exercise of options                                                      860                   84
         Exercise of warrants                                                     624                    -
                                                                        ----------------     ---------------
Net cash provided by financing activities                                      15,762                   84
                                                                        ----------------     ---------------
Net increase (decrease) in cash and cash equivalents                           11,632               (1,917)
Cash and cash equivalents at beginning of year                                  2,119                2,488
                                                                        ================     ===============
Cash and cash equivalents at end of year                                $      13,751        $         571
                                                                        ================     ===============



        The accompanying notes are an integral part of the financial statements

                            ONHEALTH NETWORK COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

NOTE 1.         DESCRIPTION OF BUSINESS

OnHealth Network Company, formerly known as IVI Publishing, Inc., (the "Company"), is an internet-based provider of high quality health and medical information and applications to a broad base of consumers. Through the Company's Internet site, onhealth.com, the Company produces and distributes original, relevant health content including in-depth reports, personalized information retrieval, specific guides to healthcare services and information, editorials and interactive community environments.

NOTE 2.         BASIS OF PRESENTATION

The accompanying unaudited financial statements of OnHealth Network Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the OnHealth Network Company report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended December 31, 1998.

NOTE 3.         RECLASSIFICATIONS

Certain reclassifications have been made for consistent financial statement presentation.

NOTE 4.         LOSS PER COMMON SHARE

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

The effects of common stock equivalents are excluded from the computation for the periods presented as their effects are anti-dilutive.

The components of basic and diluted loss per common share are as follows:

                                                             Three months ended March 31,
                                                       --------------------------------------
                                                              1999                   1998
                                                       ----------------        --------------
                                                        (In thousands, except per share data)
Net loss applicable to common  shareholders
  (numerator)                                           $     (4,160)           $     (2,253)
                                                       ================        ==============

 Weighted average common shares outstanding
  (denominator)                                               14,930                  10,150
                                                       ================        ==============

 Loss per share:
   Basic and diluted                                    $      (0.28)          $       (0.22)
                                                       ================        ==============

NOTE 5.         COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

                                               March 31,          December 31,
                                                 1999                 1998
                                            ---------------     ----------------
                                                      (In thousands)
       Other current assets:
           Prepaid advertising              $     1,960         $       197
           Other                                    324                 212
                                            ===============     ================
       Total                                $     2,284         $       409
                                            ===============     ================

       Furniture and equipment:
            Computer hardware                     1,095               1,032
            Software                                187                 186
            Furniture & fixtures                    220                 220
            Equipment                                 -                   -
            Leasehold improvements                   71                  71
                                            ---------------     ----------------
                                                  1,573               1,509
            Less accumulated depreciation          (843)               (774)
                                            ===============     ================
       Total                                $       730         $       735
                                            ===============     ================

       Other accrued expenses:
            Litigation loss                 $       677         $       677
            Advertising                               -                 609
            Severance                                45                  90
            Royalties                               200                 338
            Payroll taxes                            55                 358
            Deferred revenue                        255                  95
            Other                                   508                 502
                                            ---------------     ----------------
       Total                                $     1,740         $     2,669
                                            ===============     ================


NOTE 6.         EQUITY TRANSACTION

     During January 1999, the Company completed a $14,278,000 private placement, which resulted in the issuance of 2,596,000 shares of the Company's common stock at $5.50 per share.

NOTE 7.         SUPPLEMENTAL CASH FLOW INFORMATION

                                                    Three months ended March 31,
                                                    ---------------------------
           (In thousands)                               1999            1998
                                                    -----------     -----------
Cash paid during the periods for:
    Income taxes                                    $       -       $        7

Non-cash investing and financing transactions:
    Common stock issued for services                    1,969                -


NOTE 8.         LEGAL PROCEEDINGS

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

Revenue for the three months ended March 31, 1999 and 1998 was as follows:

                                                  Three months ended March 31,
                                                        (In thousands)
                                                -------------------------------
                                                    1999             1998
                                                --------------   --------------
Online revenue                                  $        146     $         89
Contract development revenue and other                    35              197
Product sales and licensing revenue                       19               44
                                                ==============   ==============
Net revenues                                    $        200     $        330
                                                ==============   ==============


Net revenue in the three month period ended March 31, 1999 decreased by $130,000, or 39%, to $200,000 from $330,000 in the same period in 1998. The decrease was primarily due to the reduction in contract development revenue and other of $162,000, or 82% and product sales and licensing revenue of $25,000, or 57%, which were partially offset by an increase in online revenues of $57,000, or 64%. The decrease in both contract development revenue and other and product sales and licensing revenue generally reflects the Company's shift toward online efforts. The Company does not anticipate receiving any significant revenue from contract development and other or product sales and licensing in the future. The increase in online revenue reflects increased site sponsorship and advertising revenue from the Company's onhealth.com web site, which was redesigned and re-launched in July 1998.

GROSS MARGIN

Gross margin as a percentage of net revenues was 85% in the first quarter of 1999 compared to a negative gross margin of 23% for the same period in the previous year. The improvement in gross margin in 1999 was primarily due to the high margins of online revenue in relation to the gross margin achieved in the first quarter of 1998 for CD-ROM revenue. In the first quarter of 1999, cost of revenue consists primarily of third-party royalties relating to content sales and advertising and sponsorship revenue.

OPERATING EXPENSES

Total operating expenses in the first quarter of 1999 increased $2,530, or 133%, to $4,437 from $1,907 in the first quarter of 1998. The increase was primarily due to increased sales and marketing efforts related to the Company's onhealth.com web site and increased product development, editorial and design expenses.

Product development, editorial and design. The increase in product development, editorial and design expenses during the first quarter of 1999 of $457,000, or 63%, over the first quarter of 1998 reflects an increase in headcount to 23 at March 31, 1999, up from 14 at March 31, 1998, as well as an increase in the use of outside contractors. Product development, editorial and design expenses consist primarily of compensation, consulting fees, third-party content acquisition costs and web site maintenance and enhancement costs related to the Company's onhealth.com web site.

Sales and marketing. The increase in sales and marketing expenses of $1,930, or 443%, from the first quarter of 1998 was primarily the result of increased advertising expenses related to the Company's onhealth.com web site.

General and administrative. The increase in general and administrative expenses during the first quarter of 1999 of $143,000, or 19%, from the first quarter of 1998 was due primarily to an increase in investment banking fees.

INTEREST INCOME

The increase in interest income, to $107,000 in the first quarter of 1999 from $12,000 in the same period of the previous year, is due to the greater availability of funds in the first quarter of 1999.

OTHER EXPENSE

Other expense for the three months ended March 31, 1998 includes $281,000 related to cable television licensing royalties.

INCOME TAXES

The Company has not recorded a current or deferred provision for Federal income taxes for the periods presented due to the history of losses incurred.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had positive working capital of $12,542,000 compared with negative working capital of $1,158,000 at December 31, 1998. At March 31, 1999, the Company had cash and cash equivalents of $13,751,000. During the first quarter of 1999, total cash used by operating activities was $4,066,000, an increase in the use of cash of $2,083,000 over the first quarter of 1998. The increase in the use of cash was due primarily to the increased sales and marketing efforts for the Company's onhealth.com web site. Investing activities used net cash of $64,000 for purchases of computer equipment, compared with $18,000 in the first quarter of 1998. Financing activities provided cash of $15,762,000 from the January private placement of common stock, $14,278,000; the exercise of stock options, $860,000; and the exercise of warrants, $624,000.

The Company believes that its cash and cash equivalents will be sufficient to fund its operations through December 31, 1999. The Company expects a significant use of cash in 1999 as it markets and expands the onhealth.com web site. Any material unforeseen increase in expenses or reductions in projected revenues will likely require the Company to seek additional debt or equity financing. If additional cash is required, the Company may need to reduce its expenditures or curtail certain operations. There can be no assurance that additional capital, on a debt or equity basis, will be found, or if found that it will be on economically viable terms.

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


FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q, are forward-looking statements that involve risk and uncertainties, and actual results may be materially different. There are several important factors that could cause actual results to differ, which include, but are not limited to:

o THE EXPECTATION THAT THE COMPANY WILL SEE A GROWTH IN REVENUES AND POSITIVE NET INCOME AS A RESULT OF ITS SHIFT IN FOCUS TO ITS ON-LINE HEALTH NETWORK DEPENDS ON CUSTOMER INTEREST, THE ABILITY TO OBTAIN SUCCESSFUL REVENUE SOURCES FROM ADVERTISERS, AS WELL AS OTHER GENERAL MARKET AND COMPETITIVE CONDITIONS WITHIN THE ON-LINE HEALTH NETWORK MARKET.

Additional information on other risk factors which could affect the Company's financial results are included in the Company's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K, as amended, on file with the Securities and Exchange Commission.

                                     PART II
                                OTHER INFORMATION


ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

                  On January 29, 1999, the Company sold 2,596,000 shares of common stock raising approximately $14,278,000. As an issuance to sophisticated investors not involving any public offering, the sale of the shares of common stock was exempt under Section 4(2) of the Securities Act and Regulation D thereunder. The Company is using the proceeds from such offering to further its marketing efforts, increase distribution, forge strategic relationships, to develop an e-commerce element of the Company's web site and for general corporate purposes.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibit listing.

                  Certain   exhibits  have  been   previously   filed  with  the
Commission and are incorporated herein by reference.


                            ONHEALTH NETWORK COMPANY
                                  EXHIBIT INDEX
                                 MARCH 31, 1999

Exhibit
Number                         Description                                                              Page
------  ------------------------------------------------------------------------------------------     -----

3.1     Amended and Restated Articles of Incorporation of the Company.                                  (A)
3.2     Bylaws of the Company.                                                                          (A)
4.1     Form of Stock Certificate.                                                                      (B)
4.2     Statement of Registration Rights - Preferred Stock.                                             (B)
4.3     Warrant Agreement, dated as of July 17, 1992, between the Company and Medical Innovation
            Fund.                                                                                       (B)
4.4     Warrant Agreement, dated as of November 30, 1992, between the Company and Ronald
            Eibensteiner.                                                                               (B)
4.5     Warrant Agreement, dated as of December 20, 1992, between the Company and Wayne Mills.          (B)
4.7     Registration Rights Agreement, dated January 29, 1999, among the Company and certain
            investors named therein.                                                                    (K)
10.1    License Agreement, dated April 24, 1991, among the Company, William Morrow Company and Mayo
            Foundation for Medical Education and Research, as amended.                                  (B)
10.2    Electronic Publishing License, Development and Marketing Agreement, dated April 28, 1993,
            between the Company and Mayo Foundation for Medical Education and Research.                 (B)
10.3    401(k) Savings and Investment Plan.                                                             (B)
10.4    1997 Stock Option Plan, as amended.                                                             (C)
10.5    IVI Publishing, Inc. Director Stock Option Plan, as amended.                                    (D)
10.6    License Agreement, dated February 9, 1994, between the Company and Time Life, Inc. and
            First Amendment to Titles Development Agreement, dated as of February 9, 1994 between
            the Company and Time Life, Inc.                                                             (D)
10.7    Lease Agreement, dated March 30, 1994, between the Company and Ryan/Wilson Limited
            Partnership.                                                                                (D)
10.8    License, Development and Marketing Agreement, dated September 28, 1994, between the Company
            and Time Life, Inc.*                                                                        (E)
10.9    1994 License, Development and Marketing Agreement, dated September 27, 1994, between the
            Company and Mayo Foundation for Medical Education and Research.*                            (E)



10.10   License Agreement, dated November 10, 1994, between  the Company and Massachusetts Medical
            Society.*                                                                                   (E)
10.11   Sublicense Agreement, dated December 31, 1994, between the Company and Georg von
            Holtzbrinck GmbH & Co.*                                                                     (E)
10.12   Agreement between America's Health Network, Inc. and the Company, dated May 25, 1995.           (F)
10.13   Amendment No. 2 to License Agreement among William Morrow Company, Mayo Foundation for
            Medical Education and Research and the Company, dated December 29, 1995.                    (F)
10.14   Financial Advisor and Consulting Agreement with Frazier & Company LP, dated July 14, 1994,
            as amended by a letter agreement, dated June 28, 1995.**                                    (G)
10.15   First Amendment dated June, 27, 1994 and Second Amendment dated October 10, 1995 to Lease
            Agreement between the Company and Ryan/Wilson Limited Partnership.                          (G)
10.16   Agreement dated April 1995 among Ryan/Wilson Limited Partnership, Wilson Learning
        Corporation the Company regarding a certain lease.                                              (G)
10.17   Distribution on Consignment Agreement, dated February 29, 1996 between the Company and
            Davidson & Associates, Inc.*                                                                (F)
10.22   Sublease Agreement, dated September 17, 1996, between the Company and Reality Interactive,
            Inc. for the fourth floor portion of the Main Lease between the Company and Ryan/Wilson
            Limited Partnership, Wilson Learning Corporation.                                           (H)
10.24   Settlement Agreement and Mutual Release dated September 12, 1997 between the Company and
            Mayo Foundation for Medical Education and Research.                                         (I)
10.25   Sublicense Agreement dated September 12, 1997 between the Company and Mayo Foundation for
            Medical Education and Research.                                                             (I)
10.26   Separation Agreement and Release of Claims dated January 26, 1998 between the Company and
            Joy A. Solomon**                                                                            (J)
10.27   Letter  Agreement  dated  November 9, 1997 between the Company and Robert Goodman.**            (J)
10.28   Subscription  Agreement,  dated January 29, 1999, among the Company and certain investors
            named therein                                                                               (K)
27      Financial Data Schedule (electronic version only)
-------------

     (A) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 333-69989, (file number 0-22212) filed with the Securities and Exchange Commission.
     (B) Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-67064, (file number 0-22212) filed with the Securities and Exchange Commission in 1993.
     (C) Incorporated herein by reference to the Company's Preliminary Proxy Statement for the Annual Meeting of Shareholders held June 16, 1998 on Form PRE 14A, (file No. 0000-22212) filed with the Securities and Exchange Commission on May 6, 1998.
     (D) Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-76496, (file number 0-22212) filed with the Securities and Exchange Commission in 1994.
     (E) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994 (file number 0-22212), filed with the Securities and Exchange Commission.
     (F) Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K/A for the year ended December 31, 1995 (file number 0-22212) filed with the Securities and Exchange Commission on October 4, 1996.
     (G) Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1995 (file number 0-22212) filed with the Securities and Exchange Commission .
     (H) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1996, (file number 0-22212) filed with the Securities and Exchange Commission on March 28, 1997.
     (I) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1997 (file number 0-22212) filed with the Securities and Exchange Commission on November 12, 1997.
     (J) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1997, (file number 0-22212) filed with the Securities and Exchange Commission on April 15, 1998.


     (K) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998, (file number 0-22212) filed March 31, 1999.
* Portions of the Exhibit have been omitted pursuant to the Company's request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Act of 1933, as amended.

**       Management Agreement or Compensatory Plan or Arrangement

         (b) REPORTS ON FORM 8-K.

                No reports on Form 8-K were filed by the registrant during the quarter ended March 31,1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington, on the 14th day of May, 1999.



                                           ONHEALTH NETWORK COMPANY

                                           By:  /S/ MICHAEL D. CONWAY
                                               ------------------------------
                                                Michael D. Conway
                                                Chief Financial Officer