Form 10-Q
period 1999-06-30
ONHEALTH NETWORK CO
filed 1999-07-20
CIK 910391

================================================================================
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the registrant's common stock as of June 30, 1999: 16,222,420

================================================================================

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----
   ITEM 1.  Financial statements.............................................3

            Balance Sheets as of June 30, 1999 and December 31, 1998.........3

            Statements of Operations for the three and six month periods ended June 30, 1999 and 1998...................................4

            Statements of Cash Flows for the six month period ended
              June 30, 1999 and 1998.........................................5

            Notes to Financial Statements (unaudited)........................6

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operation........................................8




                           PART II. OTHER INFORMATION

   ITEM 2.  Changes in Securities and Use of Proceeds.......................11

   ITEM 4.  Submission of Matters to a Vote of Security Holders.............11

   ITEM 6.  Exhibits and reports on Form 8-K................................12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           ONHEALTH NETWORK COMPANY
                                                BALANCE SHEETS
                                                (In thousands)


                                                                               June 30,          December 31,
                                                                                 1999                1998
                                                                            ----------------    ---------------
                                                                              (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                             $       8,854       $       2,119
      Accounts receivable, net of allowances of $286 (1999) and
        $256 (1998)                                                                   488                 509
      Other current assets                                                          1,791                 409
                                                                            ----------------    ---------------
Total current assets                                                               11,133               3,037

Furniture and equipment:
      Computers and software                                                        1,750               1,218
      Office equipment                                                                291                 291
                                                                            ----------------    ---------------
                                                                                    2,041               1,509
      Accumulated depreciation                                                       (921)               (774)
                                                                            ----------------    ---------------
Furniture and equipment, net                                                        1,120                 735
Other non-current assets                                                               44                 122
                                                                            ================    ===============
Total assets                                                                $      12,297       $       3,894
                                                                            ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                       $       3,735     $         1,526
     Other accrued expenses                                                         1,259               2,669
                                                                            ----------------    ---------------
Total current liabilities                                                           4,994               4,195

Other non-current liabilities                                                          34                   -

Shareholders' equity:
      Preferred stock, $0.01 par value; authorized, 1,000; issued and
          outstanding, none                                                             -                   -
      Common stock, $0.01 par value; authorized, 100,000; issued
          and outstanding, 16,222 (1999) and 12,800 (1998)                            162                 132
      Additional paid-in-capital                                                  107,765              89,082
      Accumulated deficit                                                        (100,658)            (89,515)
                                                                            ----------------    ---------------
Total shareholders' equity (deficit)                                                7,269                (301)
                                                                            ----------------    ---------------
Total liabilities and shareholders' equity (deficit)                        $      12,297      $        3,894
                                                                            ================    ===============



     The accompanying notes are an integral part of the financial statements

                                                  ONHEALTH NETWORK COMPANY
                                                  STATEMENTS OF OPERATIONS
                                           (In thousands, except per share data)
                                                        (Unaudited)

                                                                 Three Months Ended                 Six Months Ended
                                                                       June 30,                          June 30,
                                                           -----------------------------    ---------------------------------
                                                               1999            1998             1999               1998
                                                           -------------    ------------    --------------    ---------------

Net revenue                                                 $      581       $      155      $        781      $        485
Cost of revenue                                                     67              334                99               741
                                                           -------------    ------------    --------------    --------------
Gross margin                                                       514             (179)              682              (256)

Operating expenses:
     Product development, editorial and design                   1,864              830             3,048             1,558
     Sales and marketing                                         4,645              995             7,011             1,431
     General and administrative                                  1,111              490             1,997             1,233
                                                           ------------     ------------     -------------    --------------
            Total operating expenses                             7,620            2,315            12,056             4,222
                                                           ------------     ------------     -------------    --------------
Loss from operations                                           (7,106)           (2,494)          (11,374)           (4,478)

     Interest income                                               121               42               229                54
     Other income                                                    2              563                 2               282
                                                           ------------     ------------     -------------    --------------
     Total interest and other income                               123              605               231               336
                                                           ------------     ------------     -------------    --------------
Net loss                                                        (6,983)          (1,889)          (11,143)           (4,142)
Preferred stock dividends                                            -              (56)                -               (56)
Preferred stock accretion                                            -             (154)                -              (154)
                                                           ------------     ------------     -------------    --------------

Net loss applicable to common shareholders                  $   (6,983)      $   (2,099)      $   (11,143)    $      (4,352)
                                                           ============     ============     =============    ==============

Net loss per common share-
     Basic and diluted                                        $  (0.43)      $    (0.21)      $     (0.72)    $       (0.43)
                                                           =============    ============    ==============    ==============

Weighted average number of common shares
      outstanding                                               16,150           10,146            15,544            10,131
                                                           =============    ============    ==============    ==============




     The accompanying notes are an integral part of the financial statements

                                           ONHEALTH NETWORK COMPANY
                                           STATEMENTS OF CASH FLOWS
                                                (In thousands)

                                                                              Six Months Ended June 30,
                                                                        ------------------------------------
                                                                             1999                 1998
                                                                        ----------------     ---------------

Cash flows from operating activities:
     Net loss                                                            $    (11,143)        $     (4,142)
     Adjustments to reconcile net loss to cash used in
      operating activities:
          Depreciation and amortization                                           147                  429
          Provision for (recoveries of) doubtful
             accounts and returns                                                  29                 (753)
          Compensation associated with stock option
             grants                                                                24                    -
          Amortization of prepaid advertising and
             promotional agreements                                               646                    -
          Other                                                                    11                    -
          Changes in assets and liabilities:
             Decrease (increase) in accounts receivable                            (8)                 981
             Decrease in inventories                                                -                  150
             Decrease in other current assets                                     (95)                 223
             Decrease in other non-current assets                                  78                    -
             Increase (decrease) in accounts payable                            2,209                 (516)
             (Decrease) in other accrued expenses                              (1,381)                (864)
                                                                        ----------------     ---------------
Net cash used in operating activities                                          (9,483)              (4,492)

Cash flows from investing activities:
      Capital expenditures                                                       (532)                (219)
                                                                        ----------------     ---------------
Net cash used in investing activities                                            (532)                (219)

Cash flows from financing activities:
      Proceeds from issuance of convertible preferred
        stock                                                                       -                5,000
      Net proceeds from issuance of common stock:
        Private placements                                                     14,092                    -
        Exercise of options                                                     1,072                  176
        Exercise of warrants                                                    1,586                    -
                                                                        ----------------     ---------------
Net cash provided by financing activities                                      16,750                5,176
                                                                        ----------------     ---------------
Net increase in cash and cash equivalents                                       6,735                  465
Cash and cash equivalents at beginning of year                                  2,119                2,488
                                                                        ================     ===============
Cash and cash equivalents at end of year                                $       8,854        $       2,953
                                                                        ================     ===============



     The accompanying notes are an integral part of the financial statements

                            ONHEALTH NETWORK COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)



NOTE 1.         DESCRIPTION OF BUSINESS

OnHealth Network Company, formerly known as IVI Publishing, Inc., (the "Company"), is an Internet-based provider of high quality health and medical information and applications to a broad base of consumers. Through the Company's Internet web site, onhealth.com, the Company produces and distributes original, relevant health content including in-depth reports, personalized information retrieval, specific guides to healthcare services and information, editorials and interactive community environments.

NOTE 2.         BASIS OF PRESENTATION

The accompanying unaudited financial statements of OnHealth Network Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the OnHealth Network Company report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended December 31, 1998.

NOTE 3.         RECLASSIFICATIONS

Certain reclassifications have been made for consistent financial statement presentation.

NOTE 4.         LOSS PER COMMON SHARE

Basic earnings per share ("EPS") excludes any dilutive effects of common stock equivalents - options, warrants and convertible securities - and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock and common stock equivalent shares outstanding.

The effects of common stock equivalents are excluded from the computation for the periods presented as their effects are anti-dilutive.

The components of basic and diluted loss per common share are as follows:

                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                            June 30,
                                                     ---------------------------------    --------------------------------
                                                         1999               1998              1999              1998
                                                     --------------     --------------    --------------    --------------
                                                                    (In thousands, except per share data)

   Net loss applicable to common  shareholders
      (numerator)                                    $     (6,983)      $     (2,099)     $    (11,143)     $     (4,352)
                                                     ==============     ==============    ==============    ==============

   Weighted average common shares outstanding
      (denominator)                                        16,150             10,146            15,544            10,131
                                                     ==============     ==============    ==============    ==============

   Loss per share:
       Basic and diluted
                                                     $      (0.43)      $      (0.21)     $      (0.72)     $      (0.43)
                                                     ==============     ==============    ==============    ==============

NOTE 5.         COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                 June 30, 1999       December 31,1998
                                                                ---------------     -----------------
                                                                          (In thousands)

       Other current assets:
           Prepaid advertising                                  $       1,309       $         197
           Other                                                          482                 212
                                                                ===============     ================
       Total                                                    $       1,791       $         409
                                                                ===============     ================

       Furniture and equipment:
            Computer hardware                                           1,563               1,032
            Software                                                      187                 186
            Furniture & fixtures                                          220                 220
            Leasehold improvements                                         71                  71
                                                                ---------------     ----------------
                                                                        2,041               1,509
            Less accumulated depreciation                                (921)               (774)
                                                                ===============     ================
       Total                                                    $       1,120       $         735
                                                                ===============     ================

       Other accrued expenses:
            Litigation loss                                     $           -       $         677
            Advertising                                                     -                 609
            Royalties                                                     176                 338
            Payroll taxes                                                   2                 358
            Other                                                       1,081                 687
                                                                ---------------     ----------------
       Total                                                    $       1,259       $       2,669
                                                                ===============     ================

NOTE 6.         EQUITY TRANSACTION

During January 1999, the Company completed a $14,278,000 private placement, which resulted in the issuance of 2,596,000 shares of the Company's common stock at $5.50 per share.

NOTE 7.         SUPPLEMENTAL CASH FLOW INFORMATION

                                                                    Six months ended June 30,
                                                               -----------------------------------
                                                                   1999                 1998
                                                               --------------      ---------------
                                                                         (In thousands)
   Cash paid during the periods for:
      Income taxes                                             $          3        $          7

   Non-cash investing and financing transactions:
     Common stock issued for  advertising and
       promotional agreements                                         1,939                   -
     Preferred stock/warrant discount                                     -                 600
     Preferred stock/warrant discount accretion                           -                (154)
     Stock options and warrants issued for services                       -                  60


NOTE 8.         LEGAL PROCEEDINGS

On June 1, 1999, the Company made a payment of $950,000 to T. Randal Productions in full satisfaction of a judgment against the Company. As of December 31, 1998, the Company had accrued $677,000. The remaining $273,000 was recorded in the quarter ended June 30, 1999.

In June 1999, Jon Fisse, the Company's newly named Chief Operating Officer, resigned from the Company before the Company and Mr. Fisse were able to agree on the terms of his employment agreement. The Company has filed a declaratory judgement action in the Unites States District Court for the Western District of Washington seeking to declare that Mr. Fisse terminated his employment and that the Company owes him no future remuneration or stock option benefits. On the same day, Mr. Fisse filed a lawsuit in the United States District Court for the Southern District of New York, asserting that the Company violated his rights in connection with his separation from the Company, seeking damages which, among other things, include severance compensation and stock option benefits. No answer has been filed in either lawsuit. The Company believes they have valid defenses against Mr. Fisse's claims and intend to defend against such claims vigorously, however the outcome of the lawsuit may have a material adverse affect on the Company's financial position and results of operations.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUE

Net revenue for the three and six month periods ended June 30, 1999 and 1998 was as follows:


(In thousands)                             Three Months Ended June 30,     Six Months Ended June 30,
                                          -----------------------------  ------------------------------
                                               1999            1998            1999            1998
                                          -------------   -------------  --------------  --------------
Online                                    $      417      $       57      $     563      $      146
E-commerce                                       150               -            150               -
Contract development  and other                   14             213             49             410
Product sales and licensing                        -            (115)            19             (71)
                                          =============   =============  ==============  ==============
Net revenue                               $      581      $      155     $      781      $      485
                                          =============   =============  ==============  ==============

Net revenue for the three month period ended June 30, 1999 increased by $426,000, or 275%, to $581,000, from $155,000 for the same period in 1998. Net revenue for the six month period ended June 30, 1999 increased by $296,000, or 61%, to $781,000, from $485,000 for the same period in 1998. The increase in revenue is primarily due to increased online revenue generated by our onhealth.com web site, which was redesigned and relaunched in July 1998, partially offset by a reduction in contract development and other revenue. An increase in user traffic and the number of site sponsorship and advertising clients over the same three and six month periods in the prior year accounted for the increase in online revenue. E-commerce revenue is the result of new contracts entered into during 1999. The decrease in contract development revenue and other generally reflects the Company's shift toward online efforts. The Company does not anticipate receiving any significant revenue from contract development and other or product sales and licensing in the future. The negative product sales and licensing revenue in 1998 is a result of CD-ROM product returns.

GROSS MARGIN

Gross margin as a percentage of net revenue for the three and six month periods ended June 30, 1999 was 88% and 87%, respectively, compared to negative gross margins of 115% and 53% for the same periods in the previous year. The improvement in gross margin in the first and second quarters of 1999 was primarily due to the high margins of online revenue in relation to the gross margins achieved in the first and second quarters of 1998 for CD-ROM revenue. The negative gross margins in 1998 are the result of CD-ROM royalty expenses, CD-ROM inventory write-offs and royalty expenses related to cable television licensing revenue. In 1999, cost of revenue consists primarily of third-party royalties relating to content sales and advertising and sponsorship and e-commerce revenue.

OPERATING EXPENSES

Total operating expenses for the three month period ended June 30, 1999 increased $5,305,000, or 229%, to $7,620,000 from $2,315,000 for the same period in 1998. Total operating expenses for the six month period ended June 30, 1999 increased $7,834,000, or 186%, to $12,056,000 from $4,222,000 for the same period in 1998. The increase was primarily due to increased sales and marketing efforts related to the Company's onhealth.com web site and increased product development, editorial and design expenses.

PRODUCT DEVELOPMENT, EDITORIAL AND DESIGN. The increase in product development, editorial and design expenses during the three and six month periods ended June 30, 1999 of $1,034,000, or 125%, and $1,490,000 or 96%, respectively, from the same periods in 1998 was primarily due to an increase in the use of outside contractors and headcount. Product development, editorial and design expenses consist primarily of compensation, consulting fees, third-party content acquisition costs and web site maintenance and enhancement costs related to the Company's onhealth.com web site.

SALES AND MARKETING. The increase in sales and marketing expenses for the three and six month periods ended June 30, 1999 of $3,650,000, or 367%, and $5,580,000, or 390%, respectively, from the same periods in 1998 was primarily the result of increased advertising expenses related to the Company's onhealth.com web site and increased headcount. Marketing expenses include costs related to the launch of a broad-based consumer targeted advertising campaign expected to commence in the third quarter of 1999.

GENERAL AND ADMINISTRATIVE. The increase in general and administrative expenses for the three and six month periods ended June 30, 1999 of $621,000, or 127%, and $764,000, or 62%, respectively, from the same periods in 1998 was primarily due to an increase in legal fees and settlements, travel and headcount . Legal fees and settlements include $273,000 for settlement and legal costs related to the final settlement of the T. Randal Productions lawsuit, which is in addition to the $677,000 which had been accrued at December 31, 1998.

INTEREST INCOME

The increase in interest income for the three and six month periods ended June 30, 1999 of $79,000, or 188%, and $175,000, or 324%, respectively, from the same periods in 1998 is due to the interest earned on cash received from the private placement completed during the first quarter of 1999.

OTHER INCOME

Other income for the three month period ended June 30, 1998 includes a $562,000 gain related to the collection of a previously reserved receivable and $1,000 of other income. Other income for the six month period ended June 30, 1998 also includes a $281,000 expense related to cable television licensing royalties.

INCOME TAXES

The Company has not recorded a current or deferred provision for Federal income taxes for the periods presented due to the history of losses incurred.

LIQUIDITY AND CAPITAL RESOURCES

At June 30,  1999,  the  Company  had  positive  working  capital of  $6,139,000 compared with negative working capital of $1,158,000 at December 31, 1998. At June 30, 1999, the Company had cash and cash equivalents of $8,854,000. During the first six months of 1999, total cash used by operating activities was $9,483,000, which was principally due to our net loss for the period partially offset by an increase in current liabilities. Investing activities used net cash of $532,000 for purchases of computer equipment, compared with $219,000 during the first six months of 1998, due to the growth in the number of personnel. Financing activities provided cash of $16,750,000 through the January private placement of common stock, net of financing costs, $14,092,000; the exercise of warrants, $1,586,000; and the exercise of stock options, $1,072,000.

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

                                     PART II
                                OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 15, 1999, at the Company's Annual Meeting of Shareholders, the shareholders approved the following proposals by the margins indicated:

           1.          Election  of  the  Board  of  Directors.   All  directors
                  nominated were elected by the shareholders:

                                                                      Number of Shares
                                                   -------------------------------------------------------
                             Director                     For              Against           Withheld
                      ------------------------     ---------------    ---------------    -----------------

                      Michael A. Brochu               13,559,113           658,728               -
                      Robert N. Goodman               13,559,113           658,728               -
                      Ann Kirschner                   13,559,113           658,728               -
                      Ram Schriram                    13,559,113           658,728               -
                      Rick R. Thompson                13,559,113           658,728               -

           2. Approval of an Amendment to the Company's Articles of Incorporation. The purpose of the Amendment to the Articles of Incorporation is to increase the number of shares of the Company's common stock authorized for issuance from 29,000,000 shares, as currently authorized to, 100,000,000 shares. The Amendment will increase the number of authorized and unissued shares of the Company's common stock which may be used by the Company for any proper corporate purpose.

                                                           Number of Shares
                                                        ----------------------

                             For:                                13,022,207
                             Against:                             1,168,113
                             Withheld:                                    -
                             Abstain:                                27,521


           3. Approval of Amendment to 1997 Stock Option Plan. The purpose of the Amendment to the 1997 Stock Option Plan is to increase, by 3,000,000, the number of shares that may be issued under the 1997 plan (to 4,750,000). The purpose of the 1997 Plan is to promote Company success by aligning employee financial interest with long-term shareholder value. Since all 1,750,000 of the options originally approved under the 1997 Plan have been granted, the Compensation and Stock Option Committee of the Board of Directors believes that an increase in the number of shares available for issuance is necessary in order to achieve the purpose of the 1997 Plan.

                                                            Number of Shares
                                                          -------------------

                             For:                                 7,646,340
                             Against:                             1,208,012
                             Withheld:                            5,324,962
                             Abstain:                                38,527

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Listing.

     Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.


                            ONHEALTH NETWORK COMPANY
                                  EXHIBIT INDEX
                                  JUNE 30, 1999

   Exhibit
   Number                         Description                                                                 Ref.
  --------                       -------------                                                                ----

     3.1       Amended and Restated Articles of Incorporation of the Company.                                  (L)
     3.2       Bylaws of the Company.                                                                          (A)
     4.1       Form of Stock Certificate.                                                                      (B)
    10.1       License Agreement, dated April 24, 1991, among the Company, William Morrow Company and Mayo
                   Foundation for Medical Education and Research, as amended.                                  (B)
    10.2       Electronic Publishing License, Development and Marketing Agreement, dated April 28, 1993,
                   between the Company and Mayo Foundation for Medical Education and Research.                 (B)
    10.3       401(k) Savings and Investment Plan.                                                             (B)
    10.4       1997 Stock Option Plan, as amended.                                                             (C)
    10.5       IVI Publishing, Inc. Director Stock Option Plan, as amended.                                    (D)
    10.6       License Agreement, dated February 9, 1994, between the Company and Time Life, Inc. and
                   First Amendment to Titles Development Agreement, dated as of February 9, 1994 between
                   the Company and Time Life, Inc.                                                             (D)
    10.7       Lease Agreement, dated March 30, 1994, between the Company and Ryan/Wilson Limited
                   Partnership.                                                                                (D)
    10.8       License, Development and Marketing Agreement, dated September 28, 1994, between the Company
                   and Time Life, Inc.*                                                                        (E)
    10.9       1994 License, Development and Marketing Agreement, dated September 27, 1994, between the
                   Company and Mayo Foundation for Medical Education and Research.*                            (E)
    10.10      License Agreement, dated November 10, 1994, between  the Company and Massachusetts Medical
                   Society.*                                                                                   (E)
    10.11      Sublicense Agreement, dated December 31, 1994, between the Company and Georg von
                   Holtzbrinck GmbH & Co.*                                                                     (E)
    10.12      Agreement between America's Health Network, Inc. and the Company, dated May 25, 1995.*          (F)
    10.13      Amendment No. 2 to License Agreement among William Morrow Company, Mayo Foundation for
                   Medical Education and Research and the Company, dated December 29, 1995.*                   (F)
    10.14      Financial  Advisor and  Consulting  Agreement  with Frazier & Company LP, dated
                   July 14,  1994,  as  amended by a letter agreement, dated June 28, 1995.**                  (G)
    10.15      First Amendment dated June, 27, 1994 and Second Amendment dated October 10, 1995 to Lease
                   Agreement between the Company and Ryan/Wilson Limited Partnership.                          (G)
    10.16      Agreement dated April 1995 among Ryan/Wilson Limited Partnership, Wilson Learning
                   Corporation the Company regarding a certain lease.                                          (G)
    10.17      Distribution on Consignment Agreement, dated February 29, 1996 between the Company and
                   Davidson & Associates, Inc.*                                                                (F)
    10.22      Sublease Agreement, dated September 17, 1996, between the Company and Reality Interactive,
                   Inc. for the fourth floor portion of the Main Lease between the Company and Ryan/Wilson
                   Limited Partnership, Wilson Learning Corporation.                                           (H)
    10.24      Settlement Agreement and Mutual Release dated September 12, 1997 between the Company and
                   Mayo Foundation for Medical Education and Research.                                         (I)
    10.25      Sublicense Agreement dated September 12, 1997 between the Company and Mayo Foundation for
                   Medical Education and Research.                                                             (I)
    10.26      Separation Agreement and Release of Claims dated January 26, 1998 between the Company and
                   Joy A. Solomon**                                                                            (J)


    10.27      Letter Agreement dated November 9, 1997 between the Company and Robert Goodman.**               (J)
    10.28      Subscription  Agreement,  dated January 29, 1999, among the Company and certain investors
                   named therein                                                                               (K)
    27         Financial Data Schedule (electronic version only)
-------------

     (A) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 333-69989, filed with the Securities and Exchange Commission on December 31, 1998.
     (B) Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-67064, filed with the Securities and Exchange Commission in 1993.
     (C) Incorporated herein by reference to the Company's Preliminary Proxy Statement for the Annual Meeting of Shareholders held June 16, 1998 on Form PRE 14A, filed with the Securities and Exchange Commission on May 6, 1998.
     (D) Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-76496, filed with the Securities and Exchange Commission in 1994.
     (E) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission.
     (F) Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K/A for the year ended December 31, 1995 filed with the Securities and Exchange Commission on October 4, 1996.
     (G) Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission .
     (H) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.
     (I) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission on November 12, 1997.
     (J) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 15, 1998.
     (K) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.
     (L) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 333-81321, filed with the Securities and Exchange Commission on June 22, 1999.

* Portions of the Exhibit have been omitted pursuant to the Company's request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Act of 1933, as amended.

**       Management Agreement or Compensatory Plan or Arrangement



         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the registrant during the quarter ended June 30,1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington, on the 19th day of July, 1999.



                                    ONHEALTH NETWORK COMPANY


                                    By:  /S/ MICHAEL D. CONWAY
                                        ------------------------------
                                         Michael D. Conway
                                         Vice President of Finance