Form 10-Q
period 1999-09-30
ONHEALTH NETWORK CO
filed 1999-11-12
CIK 910391

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
 [X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

--------------------------------------------------------------------------------




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

     Number of shares outstanding of the registrant's common stock as of
October 31, 1999:   20,312,506






================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                          PART I. fINANCIAL INFORMATION                    ----

   ITEM 1.  Financial Statements..............................................3

             Balance Sheets as of September 30, 1999 and December 31, 1998....3

             Statements of Operations for the Three and Nine Months Ended
             September 30, 1999 and 1998......................................4

             Statements of Cash Flows for the Nine Months Ended
               September 30, 1999 and 1998....................................5

             Notes to Financial Statements ...................................6

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................9




                           PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings.................................................12

   ITEM 6. Exhibits and Reports on Form 8-K..................................12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ONHEALTH NETWORK COMPANY
                                 BALANCE SHEETS
                                 (In thousands)

                                                           September 30,        December 31,
                                                               1999                1998
                                                        -----------------    ----------------
                                                           (Unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                          $         4,973       $       2,119
      Restricted cash                                                500                   -
      Accounts receivable, net of allowances of
        $311 (1999) and $256 (1998)                                  846                 509
    Prepaid advertising                                            8,234                 197
    Other current assets                                             209                 212
                                                        -----------------    ----------------
Total current assets                                              14,762               3,037

Furniture and equipment, net                                       1,181                 735
Goodwill, net                                                      3,440                   -
Intangibles, net                                                      42                   -
Other non-current assets                                              46                 122
                                                        -----------------    ----------------
Total assets                                             $        19,471       $       3,894
                                                        =================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                    $         3,643       $       1,526
     Other accrued expenses                                        1,485               2,669
                                                         ----------------     ----------------
Total current liabilities                                          5,128               4,195

Other non-current liabilities                                         36                   -

Shareholders' equity:
      Preferred stock, $0.01 par value; authorized,
          1,000; issued and outstanding, none                          -                   -
      Common stock, $0.01 par value; authorized,
          100,000; issued and outstanding, 20,313 (1999)
          and 12,800 (1998)                                          203                  128
      Additional paid-in-capital                                 133,668               89,159
      Accumulated deficit                                       (118,122)             (89,515)
      Deferred compensation                                       (1,442)                 (73)
                                                         -----------------    ----------------
Total shareholders' equity (deficit)                              14,307                 (301)
                                                         -----------------    ----------------
Total liabilities and shareholders' equity (deficit)     $        19,471       $        3,894
                                                         =================    ================


     The accompanying notes are an integral part of the financial statements

                            ONHEALTH NETWORK COMPANY
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                           -----------------------------    ---------------------------------
                                                               1999             1998             1999               1998
                                                           -------------    ------------    --------------    ---------------

Net revenue                                                  $   1,005        $     248        $    1,787      $        733
Cost of revenue                                                     88              549               187             1,290
                                                           -------------    ------------    --------------    ---------------
Gross margin                                                       917             (301)            1,600              (557)

Operating expenses:
     Product development, editorial and design                   1,976              547             5,023             2,105
     Sales and marketing                                        15,491            1,265            22,503             2,696
     General and administrative                                    798              420             2,795             1,653
     Acquisition related costs, including amortization
      of goodwill and purchased intangibles                         73                -                73                 -
     Stock-based compensation                                       92                -                92                 -
                                                           -------------    ------------    --------------    ---------------
            Total operating expenses                            18,430            2,232            30,486             6,454
                                                           -------------    ------------    --------------    ---------------
Loss from operations                                           (17,513)          (2,533)          (28,886)           (7,011)

     Interest income, net                                           49               30               277                84
     Other income, net                                               -                -                 2               282
                                                           -------------    ------------    --------------    ---------------
     Total interest and other income, net                           49               30               279               366
                                                           -------------    ------------    --------------    ---------------
Net loss                                                       (17,464)          (2,503)          (28,607)           (6,645)
Preferred stock dividends                                            -              (36)                -               (92)
Preferred stock accretion                                            -             (374)                -              (528)
                                                           -------------    ------------    --------------    ---------------
Net loss applicable to common shareholders                   $ (17,464)       $  (2,913)       $  (28,607)     $     (7,265)
                                                           =============    ============    ==============    ===============

Net loss per common share-
     Basic and diluted                                       $   (1.00)       $   (0.27)         $  (1.77)     $      (0.70)
                                                           =============    ============    ==============    ===============
Weighted average number of common shares
     outstanding                                                17,388           10,698            16,165            10,323
                                                           =============    ============    ==============    ===============


     The accompanying notes are an integral part of the financial statements

                                           ONHEALTH NETWORK COMPANY
                                           STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                 (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                        --------------------------------------
                                                                              1999                  1998
                                                                        ----------------       ---------------

Cash flows from operating activities:
     Net loss                                                           $      (28,607)        $      (6,645)
     Adjustments to reconcile net loss to cash used in
       operating activities:
          Depreciation and amortization                                            230                   663
          Provision for (recoveries of) doubtful
             accounts and returns                                                   53                  (809)
          Compensation associated with  stock option
             grants                                                                 37                     -
          Amortization of prepaid advertising and
             promotional agreements                                              1,106                     -
          Amortization of acquisition related costs,
             including amortization of goodwill and
             intangibles                                                            73                     -
          Amortization of deferred compensation                                     92                     -
          Other                                                                     17                     -
          Changes in assets and liabilities:
             Increase in restricted cash                                          (500)                    -
             Decrease (increase) in accounts receivable                           (391)                  835
             Decrease in inventories                                                 -                   150
             Increase in other current assets                                   (7,253)                   (1)
             Decrease in other non-current assets                                   76                     -
             Increase (decrease) in accounts payable                             2,117                   (12)
             Decrease in other accrued expenses                                 (1,155)               (1,290)
                                                                        ----------------       ---------------
Net cash used in operating activities                                          (34,105)               (7,109)

Cash flows from investing activities:
      Proceeds from disposal of furniture and
         equipment                                                                  -                    188
      Capital expenditures                                                       (676)                  (488)
      Acquisition of business                                                     (60)                     -
                                                                        ----------------       ---------------
Net cash used in investing activities                                            (736)                  (300)

Cash flows from financing activities:
      Proceeds from issuance of convertible preferred
         stock                                                                      -                  5,000
      Net proceeds from issuance of common stock:
         Private placements                                                    14,278                      -
         Public offerings                                                      22,737                      -
         Exercise of options                                                    1,126                    941
         Exercise of warrants                                                   1,586                      -
         Payment of financing related costs                                    (2,032)                     -
                                                                        ----------------       ---------------
Net cash provided by financing activities                                      37,695                  5,941
                                                                        ----------------       ---------------
Net increase in cash and cash equivalents                                       2,854                 (1,468)
Cash and cash equivalents at beginning of year                                  2,119                  2,488
                                                                        ================       ===============
Cash and cash equivalents at end of year                                $       4,973          $       1,020
                                                                        ================       ===============

     The accompanying notes are an integral part of the financial statements

                            ONHEALTH NETWORK COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)



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

NOTE 2.         BASIS OF PRESENTATION

The accompanying unaudited financial statements of OnHealth Network Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the OnHealth Network Company report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended December 31, 1998.

NOTE 3.         RECLASSIFICATIONS

Certain reclassifications have been made for consistent financial statement presentation.

NOTE 4.         RESTRICTED CASH

On August 19, 1999, the Company pledged $500,000 of cash for an irrevocable standby letter of credit related to the lease of new office space that is classified as restricted cash on the balance sheet. The letter of credit will expire on August 20, 2000 and will only be drawn on in the event the Company fails to comply with the terms and conditions as set forth in the lease agreement.

NOTE 5.         LOSS PER COMMON SHARE

Basic earnings per share ("EPS") excludes any dilutive effects of common stock equivalents - options, warrants and convertible securities - and is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock and common stock equivalent shares outstanding. Basic and diluted EPS excludes 204,460 outstanding restricted common shares.

The effects of common stock equivalents are excluded from the computation for the periods presented as their effects are anti-dilutive.

The components of basic and diluted loss per common share are as follows:

                                                            Three Months Ended                   Nine Months Ended
                                                              September 30,                     September 30, 1999
                                                     ---------------------------------    --------------------------------
                                                         1999               1998              1999              1998
                                                     --------------     --------------    --------------    --------------
                                                                    (In thousands, except per share data)

   Net loss applicable to common  shareholders
      (numerator)                                    $    (17,464)      $     (2,913)     $    (28,607)     $     (7,265)
                                                     ==============     ==============    ==============    ==============

   Weighted average common shares outstanding
      (denominator)                                        17,388             10,698            16,165            10,323
                                                     ==============     ==============    ==============    ==============

   Loss per share:
       Basic and diluted                             $      (1.00)      $      (0.27)     $      (1.77)     $      (0.70)
                                                     ==============     ==============    ==============    ==============

NOTE 6.         COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

                                                               September 30,          December 31,
       (In thousands)                                              1999                  1998
                                                             -----------------     -----------------
                                                                (Unaudited)


       Furniture and equipment:
            Computer hardware                                $       1,696         $       1,032
            Software                                                   187                   186
            Equipment                                                    6                     -
            Furniture & fixtures                                       225                   220
            Leasehold improvements                                      71                    71
                                                             -----------------     -----------------
                                                                     2,185                 1,509
            Less accumulated depreciation                           (1,004)                 (774)
                                                             =================     =================
       Total                                                 $       1,181         $         735
                                                             =================     =================

       Other accrued expenses:
            Litigation loss                                  $           -          $        677
            Advertising                                                  -                   609
            Royalties                                                  230                   338
            Payroll taxes                                                -                   358
            Other                                                    1,255                   687
                                                             -----------------     -----------------
       Total                                                 $       1,485         $       2,669
                                                             =================     =================

NOTE 7.         EQUITY TRANSACTIONS

During January 1999, the Company completed a $14,278,000 private placement, which resulted in the issuance of 2,596,000 shares of the Company's common stock at $5.50 per share. Proceeds, net of offering costs, totaled approximately $14.1 million.

During September 1999, the company completed a public offering of 3.4 million shares, which includes the underwriter's over allotment of 300,000 shares, of the Company's common stock, at $6.6875 per share. Proceeds, net of offering costs, totaled approximately $20.9 million.

NOTE 8.          ACQUISITION OF BABYDATA.COM INC.

On September 9, 1999, the Company acquired all of the outstanding shares of common stock of BabyData.com Inc., a premier Web site for pregnant couples and those trying to conceive.

The aggregate consideration for the acquisition was approximately $5.1 million, which consisted of 681,534 shares of OnHealth common stock, with a market value of approximately $5.0 million and approximately $60,000 of acquisition costs. Of the 681,534 shares issued in connection with the purchase, 204,460 shares are restricted pursuant to the employment agreement entered into by OnHealth and one key employee of BabyData. The acquisition of BabyData has been accounted for using the purchase method of accounting.

The intangible component of the consideration for this transaction, which includes goodwill and purchased intangibles, will be amortized on a straight-line basis over three years. The deferred compensation component will be amortized on a straight-line basis over one year.

The following table reflects unaudited consolidated pro forma results of operations of OnHealth and BabyData on the basis that the acquisition had taken place at the beginning of each period presented. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of the respective periods. The pro forma information does not include any one-time charges for transaction-related costs relating to the acquisition of BabyData.

                                             Nine Months Ended September 30,
                                          -------------------------------------
                                                1999                 1998
                                          -----------------    ----------------
    Revenue                               $          1,787      $          733
    Net loss applicable to common
      shareholders                        $        (30,468)     $       (9,286)
                                          =================    ================
    Basic and diluted net loss
      per share                           $          (1.83)     $        (0.86)
                                          =================    ================

NOTE 9.         SUPPLEMENTAL CASH FLOW INFORMATION

                                                            Nine Months Ended September 30,
                                                           ------------------------------------
                                                              1999                 1998
                                                           --------------       ---------------
                                                                    (In thousands)

 Cash paid during the periods for:
   Income taxes                                            $           3        $            7
 Non-cash investing and financing transactions:
   Common stock issued for  advertising and
    promotional agreements                                         1,896                     -
   Conversion of preferred stock to common                             -                 2,715
   Preferred stock/warrant discount                                    -                   702
   Preferred stock/warrant discount accretion                          -                  (528)
   Preferred stock dividend                                            -                    92
   Stock options and warrants issued for services                      -                    60
   Common stock issued for company acquired                        4,993                     -

NOTE 10.        LEGAL PROCEEDINGS

In June 1999, Jon Fisse, the Company's newly named Chief Operating Officer, left the Company before the Company and Mr. Fisse were able to agree on the terms of his employment agreement. In June 1999, the Company filed a declaratory judgement action in the United States District Court for the Western District of Washington seeking to declare that Mr. Fisse terminated his employment and that the Company owes him no future remuneration or stock option benefits. On the same day, Mr. Fisse filed a lawsuit in the United States District Court for the Southern District of New York, asserting that the Company violated his rights in connection with his separation from the Company, seeking damages which, among other things, include severance compensation and stock option benefits. The action filed in Washington has been transferred to New York. Answers have been filed in both cases and the parties are in the discovery stage of litigation. The Company believes it has valid defenses against Mr. Fisse's claims. Nevertheless, the outcome of the lawsuit may have a material adverse affect on the Company's financial position and results of operations.

NOTE 11.        COMMITMENTS AND CONTINGENCIES

In July 1999, the Company entered into a lease for new office space located in Manhattan, New York. The new office space consists of 8,250 square feet costing approximately $22,000 per month through November 30, 2004.

NOTE 12.        SUBSEQUENT EVENTS

In October 1999, the Company entered into an agreement with About.com, a leading network of niche vertical sites, whereby beginning in the fourth quarter of 1999, OnHealth will become the exclusive third party provider of health news and information complementing About.com's existing Health and Fitness Channel. Under the financial terms of the agreement, OnHealth will pay both guaranteed payments and other fees, including 162,602 shares of common stock.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUE

Net revenue for the three and nine month periods ended September 30, 1999 and 1998 was as follows:


(In thousands)                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                                -------------------------------------  ------------------------------------
                                                      1999                1998                1999               1998
                                                ----------------   ------------------   ----------------   ----------------
Online                                          $         865      $           121      $         1,428    $           267
E-commerce                                                130                    -                  281                  -
Contract development and other                             10                   55                   59                465
Product sales and licensing                                 -                   72                   19                  1
                                                ================   ==================   ================   ================
Net revenue                                     $       1,005      $            248     $         1,787     $          733
                                                ================   ==================   ================   ================

Net revenue for the three month period ended September 30, 1999 increased by $757,000, or 305%, to $1,005,000, from $248,000 for the same period in 1998. Net revenue for the nine month period ended September 30, 1999 increased by $1,054,000, or 144%, to $1,787,000, from $733,000 for the same period in 1998.
The increase in revenue is primarily due to increased online and e-commerce revenue generated by our onhealth.com Web site, which was redesigned and relaunched in July 1998, partially offset by a reduction in contract development and other and product sales and licensing revenue. An increase in user traffic and the number of site sponsorship and advertising clients over the same three and nine month periods in the prior year accounted for the increase in online and e-commerce revenue. E-commerce revenue is the result of new contracts entered into during 1999. The decrease in contract development revenue and other and product sales and licensing revenue generally reflects the Company's shift toward online efforts. The Company does not anticipate receiving any significant revenue from contract development and other or product sales and licensing in the future.

GROSS MARGIN

Gross margin as a percentage of net revenue for the three and nine month periods ended September 30, 1999 was 91% and 90%, respectively, compared to negative gross margins of 121% and 76% for the same periods in the previous year. The improvement in gross margin during 1999 is primarily due to the high margins of online revenue in relation to the gross margins achieved in the first and second quarters of 1998 for CD-ROM revenue. The negative gross margins in 1998 are the result of including certain editorial and design costs, related to the July 1998 onhealth.com site relaunch, in cost of revenue in the third quarter 1998, as well as CD-ROM royalty expenses, CD-ROM inventory write-offs and royalty expenses related to cable television licensing revenue. The editorial and design costs included in cost of revenue in the third quarter of 1998 were reclassified from operating expenses. In 1999, cost of revenue consists primarily of costs related to advertising and sponsorship and e-commerce revenue as well as third-party royalties relating to content sales.

OPERATING EXPENSES

Total operating expenses for the three month period ended September 30, 1999 increased $16,198,000, or 726%, to $18,430,000 from $2,232,000 for the same period in 1998. Total operating expenses for the nine month period ended September 30, 1999 increased $24,032,000, or 372%, to $30,486,000 from
$6,454,000 for the same period in 1998. The increase was primarily due to increased sales and marketing efforts related to the Company's onhealth.com Web site and increased product development, editorial and design expenses.

PRODUCT DEVELOPMENT, EDITORIAL AND DESIGN. The increase in product development, editorial and design expenses during the three and nine month periods ended September 30, 1999 of $1,429,000, or 261%, and $2,918,000 or 139%, respectively, from the same periods in 1998 was primarily due to an increase in the use of development and editorial outside contractors and increased headcount. Product development, editorial and design expenses consist primarily of compensation and related costs for our development, editorial, design and systems staff, consulting fees, third-party content acquisition costs and Web site maintenance and enhancement costs related to the Company's onhealth.com Web site.

SALES AND MARKETING. The increase in sales and marketing expenses for the three and nine month periods ended September 30, 1999 of $14,226,000, or 1,125%, and $19,807,000, or 735%, respectively, from the same periods in 1998 was primarily the result of increased advertising expenses related to the Company's onhealth.com Web site as well as increased headcount. The broad-based consumer targeted advertising campaign commenced early in the third quarter of 1999. The Company intends to continue its advertising campaign throughout 1999 and, as a result, the Company expects the advertising expenses in the fourth quarter of 1999 to increase significantly over the fourth quarter of 1998.

GENERAL AND ADMINISTRATIVE. The increase in general and administrative expenses for the three and nine month periods ended September 30, 1999 of $378,000, or 90%, and $1,142,000, or 69%, respectively, from the same periods in 1998 was primarily due to an increase in headcount, legal fees and settlements, travel and bad debt expense. Year-to-date legal fees and settlements include $273,000 for settlement and legal costs related to the final settlement of the T. Randal Productions lawsuit, which is in addition to the $677,000 which had been accrued at December 31, 1998.

ACQUISITION RELATED COSTS, INCLUDING AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLES. These costs consist of amortization of goodwill and other purchased intangibles and certain acquisition related charges related to the Company's third quarter acquisition of BabyData.com Inc. The Company expects these costs to increase in the fourth quarter of 1999 because the Company will record a full quarter of amortization expense. It is possible that the Company will continue to expand its business through acquisitions, which would cause acquisition related costs to increase in future quarters.

STOCK-BASED COMPENSATION. Stock-based compensation is principally comprised of the portion of acquisition related consideration which is contingent on the continued tenure of a key employee, which must be recorded as compensation expense under generally accepted accounting principles. The stock-based compensation is related to the Company's third quarter acquisition of BabyData.com Inc. The Company expects the stock-based compensation expense to increase in the fourth quarter of 1999 because the Company will amortize a full quarter of deferred compensation.

INTEREST INCOME

The increase in interest income for the three and nine month periods ended September 30, 1999 of $19,000, or 63%, and $193,000, or 230%, respectively, from the same periods in 1998 is due to the interest earned on cash received from the financings completed during the first and third quarters, of 1999.

OTHER INCOME

Other income for the nine month period ended September 30, 1998 includes a $562,000 gain related to the collection of a previously reserved receivable and $1,000 of other income, net of a $281,000 expense related to cable television licensing royalties.

INCOME TAXES

The Company has not recorded a current or deferred provision for Federal income taxes for the periods presented due to the history of losses incurred.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had positive working capital of $9,634,000 compared with negative working capital of $1,158,000 at December 31, 1998. At September 30, 1999, the Company had cash and cash equivalents of $4,973,000. During the first nine months of 1999, total cash used by operating activities was $34,105,000, which was principally due to our net loss for the period coupled with the increase in prepaid marketing. Investing activities used net cash of $736,000 for purchases of computer equipment, compared with $300,000, net of disposals, during the first nine months of 1998 due to the growth in the number of personnel. Financing activities provided cash of $37,695,000 through the January private placement and September public offering of the Company's common stock, net of financing costs, $34,983,000; the exercise of warrants, $1,586,000; and the exercise of stock options, $1,126,000.

The Company believes that its cash and cash equivalents will be sufficient to fund its operations through December 31, 1999. The Company expects a significant use of cash during the balance of 1999 and the year 2000 as it markets and expands the onhealth.com Web site. Any material unforeseen increase in expenses or reductions in projected revenues will likely require the Company to seek additional debt or equity financing. If additional funding is not available to the Company on economically reasonable terms the Company may need to reduce its expenditures or curtail certain operations. There can be no assurance that additional capital, on a debt or equity basis, will be found, or if found that it will be on economically reasonable terms.

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


FORWARD-LOOKING STATEMENTS

Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the
Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following:

o the expectation that the Company will see a growth in revenues and positive net income as a on-line health network;
o        the ability to increase consumer awareness of the Company's Web site;
o        the ability to increase our advertising base,
o        technology changes and the continued acceptance of the Internet;
o        general economic and business conditions;
o        competition;
o        the ability to attract and retain qualified personnel;
o        liability and other claims asserted against the Company; and
o and other factors referenced in the Company's filings with the Securities and Exchange Commission.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Additional information on other risk factors which could affect the Company's financial results are included in the Company's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K, as amended, and other Company reports and statements on file with the Securities and Exchange Commission.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

In June 1999, Jon Fisse, the Company's newly named Chief Operating Officer, left the Company before the Company and Mr. Fisse were able to agree on the terms of his employment agreement. In June 1999, the Company filed a declaratory judgement action in the United States District Court for the Western District of Washington seeking to declare that Mr. Fisse terminated his employment and that the Company owes him no future remuneration or stock option benefits. On the same day, Mr. Fisse filed a lawsuit in the United States District Court for the Southern District of New York, asserting that the Company violated his rights in connection with his separation from the Company, seeking damages which, among other things, include severance compensation and stock option benefits. The action filed in Washington has been transferred to New York. Answers have been filed in both cases and the parties are in the discovery stage of litigation. The Company believes it has valid defenses against Mr. Fisse's claims. Nevertheless, the outcome of the lawsuit may have a material adverse affect on the Company's financial position and results of operations.

In October 1999, the Company received a subpoena duces tecum by the Division of Enforcement, Pacific Regional Office of the Securities and Exchange Commission ("SEC") requesting certain documents from the Company pursuant to a formal order of private investigation in connection with possible federal securities law violations. The Company intends to cooperate fully with the request. As stated by the SEC in the letter accompanying the subpoena, "[t]he investigation and the subpoena do not mean that we have concluded that you or anyone else has broken the law. Also, the investigation does not mean that we have a negative opinion of any person, entity or security". Because the proceedings are in their preliminary stages, the Company is unable to establish the likelihood or impact of an unfavorable outcome. However, the Company does not currently believe that an unfavorable outcome would have a material adverse impact on the Company's financial condition, results of operations or historical financial statements.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Listing.

                  Certain   exhibits  have  been   previously   filed  with  the
Commission and are incorporated herein by reference.


                            ONHEALTH NETWORK COMPANY
                                  EXHIBIT INDEX
                               SEPTEMBER 30, 1999

   Exhibit
   NUMBER                                              DESCRIPTION                                             REF.
  --------     --------------------------------------------------------------------------------------------    ----
     2.1       Agreement and Plan of Reorganization among OnHealth Network Company, BabyData.com Inc., BB
                   Acquisition, Inc. and the stockholders of BabyData.com Inc. dated as of September 9,
                   1999.                                                                                       (M)
     3.1       Amended and Restated Articles of Incorporation of the Company.                                  (L)
     3.2       Bylaws of the Company.                                                                          (A)
     4.1       Form of Stock Certificate.                                                                      (B)
    10.1       License Agreement, dated April 24, 1991, among the Company, William Morrow Company and Mayo
                   Foundation for Medical Education and Research, as amended.                                  (B)
    10.2       Electronic Publishing License, Development and Marketing Agreement, dated April 28, 1993,
                   between the Company and Mayo Foundation for Medical Education and Research.                 (B)
    10.3       401(k) Savings and Investment Plan.                                                             (B)
    10.4       1997 Stock Option Plan, as amended.                                                             (C)
    10.5       IVI Publishing, Inc. Director Stock Option Plan, as amended.                                    (D)
    10.6       License Agreement, dated February 9, 1994, between the Company and Time Life, Inc. and
                   First Amendment to Titles Development Agreement, dated as of February 9, 1994 between
                   the Company and Time Life, Inc.                                                             (D)
    10.7       Lease Agreement, dated March 30, 1994, between the Company and Ryan/Wilson Limited
                   Partnership.                                                                                (D)
    10.8       License, Development and Marketing Agreement, dated September 28, 1994, between the Company
                   and Time Life, Inc.*                                                                        (E)


    10.9       1994 License, Development and Marketing Agreement, dated September 27, 1994, between the
                   Company and Mayo Foundation for Medical Education and Research.*                            (E)
    10.10      License Agreement, dated November 10, 1994, between  the Company and Massachusetts Medical
                   Society.*                                                                                   (E)
    10.11      Sublicense Agreement, dated December 31, 1994, between the Company and Georg von
                   Holtzbrinck GmbH & Co.*                                                                     (E)
    10.12      Agreement between America's Health Network, Inc. and the Company, dated May 25, 1995.*          (F)
    10.13      Amendment No. 2 to License Agreement among William Morrow Company, Mayo Foundation for
                   Medical Education and Research and the Company, dated December 29, 1995.*                   (F)
    10.14      Financial  Advisor and  Consulting  Agreement  with Frazier &
                   Company  LP,  dated  July 14,  1994,  as  amended by a letter
                   agreement, dated June 28, 1995.**                                                           (G)
    10.15      First Amendment dated June, 27, 1994 and Second Amendment dated October 10, 1995 to Lease
                   Agreement between the Company and Ryan/Wilson Limited Partnership.                          (G)
    10.16      Agreement dated April 1995 among Ryan/Wilson Limited Partnership, Wilson Learning
                   Corporation the Company regarding a certain lease.                                          (G)
    10.17      Distribution on Consignment Agreement, dated February 29, 1996 between the Company and
                   Davidson & Associates, Inc.*                                                                (F)
    10.22      Sublease Agreement, dated September 17, 1996, between the Company and Reality Interactive,
                   Inc. for the fourth floor portion of the Main Lease between the Company and Ryan/Wilson
                   Limited Partnership, Wilson Learning Corporation.                                           (H)
    10.24      Settlement Agreement and Mutual Release dated September 12, 1997 between the Company and
                   Mayo Foundation for Medical Education and Research.                                         (I)
    10.25      Sublicense Agreement dated September 12, 1997 between the Company and Mayo Foundation for
                   Medical Education and Research.                                                             (I)
    10.26      Letter Agreement dated November 9, 1997 between the Company and Robert
                   Goodman.** (J) 10.28 Subscription  Agreement,  dated January 29, 1999, among
                   the Company and certain investors named therein                                             (K)
     27        Financial Data Schedule (electronic version only)
-------------

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


     (L) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 333-81321, filed with the Securities and Exchange Commission on June 22, 1999.
     (M) Incorporated herein by reference to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 1999.

* Portions of the Exhibit have been omitted pursuant to the Company's request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Act of 1933, as amended.

**       Management Agreement or Compensatory Plan or Arrangement



         (b)      Reports on Form 8-K.

                  In a report filed on Form 8-K, dated September 15, 1999, the Company announced the acquisition of BabyData.com.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington, on the 11th day of November, 1999.



                                              ONHEALTH NETWORK COMPANY

                                               By:  /S/ RON STEVENS
                                               ------------------------------
                                                    Ron Stevens
                                                    Chief Financial Officer
                                       15