Form 10-K
period 1999-12-31
ONHEALTH NETWORK CO
filed 2000-03-29
CIK 910391

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO________.


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

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 22, 2000: $135,025,374

Number of shares outstanding of the registrant's class of common stock as of March 22, 2000: 24,004,511

================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I
      ITEM 1.  Business...................................................... 3
      ITEM 2.  Properties....................................................17
      ITEM 3.  Legal Proceedings.............................................17
      ITEM 4.  Submission Of Matters To A Vote Of Security Holders...........17


                                     PART II
      ITEM 5.  Market For Registrant's Common Equity And Related
               Stockholder Matters...........................................18
      ITEM 6.  Selected Financial Data.......................................19
      ITEM 7.  Management's Discussion And Analysis Of Financial
               Condition And Results Of Operations...........................19
      ITEM 7A. Quantitative And Qualitative Disclosures About
               Market Risk...................................................23
      ITEM 8.  Financial Statements And Supplementary Data...................23
      ITEM 9.  Changes In And Disagreements With Accountants On
               Accounting And Financial Disclosure...........................23


                                    PART III
      ITEM 10. Directors And Executive Officers of Registrant................24
      ITEM 11. Executive Compensation........................................25
      ITEM 12. Security Ownership Of Certain Beneficial Owners
               And Management................................................29
      ITEM 13. Certain Relationships And Related Transactions................30


                                     PART IV
      ITEM 14. Exhibits, Financial Statement Schedules And Reports
               On Form 8-K...................................................31
      SIGNATURES.............................................................34

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


GENERAL

OnHealth Network Company ("OnHealth" or the "Company") is a leading independent source of original, informative, timely and trusted consumer-oriented health and wellness information, products and services on the Web. Our website, onhealth.com, is a consumer-focused online health destination dedicated to the management of personal and family health and well-being. Our staff of full-time editors and writers as well as a constituency of external health and medical writers and contributors, enable us to update our website daily with original health-related features. By providing users with a broad range of original in-depth reporting, substantive resources and references, community discussions, direct access to experts, interactive tools and exclusive Personal Health Info Tracker search capabilities, onhealth.com combines the strength of credible journalism with the power of online interactivity.

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

The Company's first foray onto the Internet was a Web site, O@sis, which it developed on a joint venture basis with the Mayo Foundation in July 1996. Due to philosophical differences regarding the strategic direction of the site, full ownership of O@sis was later transferred to the Mayo Foundation with the Company receiving a $2.7 million termination settlement and the return of IVI Publishing Inc. stock held by Mayo in 1997. The Company's current relationship with Mayo consists of a content contract and certain agreements concerning CD-ROM properties.

We launched our website in July 1998. Internet Profile Corporation (IPRO) reported that OnHealth's page views grew 1007% to 21,694,000 in December 1999 from 1,959,000 in December 1998. According to IPRO, in December 1999, onhealth.com attracted 5,166,000 visitors, an increase of 712% from our December 1998 visits, which ranks onhealth.com as the most trafficked consumer health content website in December 1999. We have launched a coordinated traditional media advertising and public relations campaign designed to build our brand through the use of television, radio, outdoor, print and online media. We also distribute in excess of 100,000 daily and weekly broadcast e-mails to registered users who have requested our Daily Briefing, Weekly Newsletter and Health Info Tracker. This private and personalized e-mail allows our users to stay current on the health-related subjects most important to themselves and their families. To date, we have developed distribution partnerships and content sharing relationships resulting in over 600 websites that drive traffic to our website. We intend to aggressively expand our content and distribution partnerships with both online and traditional media partners that can direct additional users to our website.

We provide an independent voice and serve as a trusted consumer advocate for health-related issues. We believe this will allow us to build a loyal and dedicated audience that will fuel multiple revenue opportunities. While we believe the demographics of our users are highly attractive to advertisers, we are developing our website to generate revenue opportunities from multiple sources, including advertising/sponsorships, e-commerce transactions, premium services and content syndication. We have a shopping area on our website designed to offer our users a wide variety of health and wellness products including prescription and over-the-counter drugs, vitamins, herbs, books, magazines, foods, home products and gifts.

On September 9, 1999, the Company acquired all of the outstanding shares of common stock of BabyData.com Inc., a premier Web site for pregnant couples and those trying to conceive.

On November 30, 1999, the Company acquired Health Decisions International, LLC. Health Decisions, which was a privately held company prior to the acquisition, develops, provides and supports a broad range of personal health information, referral and nurse counseling services. The five key target audiences for such services in the healthcare market are consumers, payers, employers, providers and pharmaceutical companies. Health Decisions provides a wide range of demand management tools that include symptom assessment, triage, provider selection and referral, individualized self-care, and preventative counseling for its clients' members.

On February 15, 2000, Healtheon/WebMD agreed to acquire OnHealth Network Company. Under the terms of the agreement, shareholders of OnHealth stock are to receive .189435 shares of Healtheon/WebMD Common Stock for each share of OnHealth stock. Closing of the transaction, which will be accounted for as a purchase transaction, is expected in the second quarter of this year, subject to regulatory approval, including the effectiveness of a joint registration/proxy statement on Form S-4 to be filed with the SEC, and certain other customary conditions. Following the closing, OnHealth will become a wholly-owned subsidiary of Healtheon/WEBMD and the common stock of OnHealth will cease to be publicly traded.


INDUSTRY OVERVIEW

We believe that the aging of the U.S. population, the rise of restrictive managed care programs and the emergence of the Internet have combined to create substantial demand for resources and communities that enable consumers to better understand and control the decisions that affect their personal health.

The Internet is emerging as an important alternative to traditional media enabling millions of consumers to seek information, communicate and conduct commerce. According to Cyber Dialogue, an industry research firm, the online population in the United States is expected to grow 11% annually from 1999 to 2005, from 65 million users to 122 million users. The Internet is empowering consumers by providing immediate, low cost access to highly topical, interactive content and communities. In addition, the Internet is enabling advertisers and online merchants to inexpensively reach vast, yet highly targeted audiences, and to measure in real-time the effectiveness of their programs. We believe that healthcare industry constituents will benefit from the Internet's unique attributes as an open, low-cost, flexible technology for the exchange of information and for commerce.

The healthcare industry is the single largest segment of the U.S. economy, representing approximately $1.2 trillion in spending or 14% of the U.S. gross domestic product. Over the past decade, the healthcare industry has changed radically as employers seeking to reduce their healthcare costs have turned from indemnity insurance to managed health plans. Approximately 180 million people, or 90% of the insured U.S. population, are now subject to some form of managed care. We believe that consumers increasingly question the motivations of their caregivers and are more inclined to take an active role in the decisions that affect their health and wellness as well as that of their families.

Consumers  are  seeking  more  information  in order to  actively  manage  their personal health and wellness. However, traditional sources of healthcare information, such as print publications, are often voluminous, reference-oriented and outdated while other media, including television and radio, lack the analysis and insight consumers demand. As a result, many consumers are turning to the Internet to obtain health information. According to CyberDialogue, during 1999, approximately 32 million adults in the United States searched online for health and medical information. Cyber Dialogue estimates that approximately 70% of the persons searching for health and medical information online believe the Internet empowers them by providing them with information before and after they go to a doctor's office. Cyber Dialogue also estimates that in the year 2005, the number of adults in the United States searching for online health and medical information will grow to approximately 86 million.

Industry research has indicated that women tend to be the health care decision-makers within their households and therefore are the primary seekers of health and wellness information. Internet use among women has increased rapidly in recent years (from 5% of all users in early 1994 to an estimated 51% by the end of 1999). These trends are of particular importance to advertisers since women are estimated to have disproportionate control or influence over consumer spending in the United States. Spending on advertising targeted to women is generally considered to represent the largest single category of advertising in the United States. According to industry experts, women control 66% of family healthcare expenditures, make 75% of all healthcare decisions and control or influence over 80% of all purchase decisions. In addition, industry research indicates that women spend less time than men surfing the Internet and tend to spend more time visiting destinations that meet their needs.

There are currently over 15,000 websites providing health information. The quality and breadth of these websites varies widely and to date no clear brand has emerged as the leading provider of trusted consumer-oriented health and wellness information on the Internet. Most of these websites do little more than repurpose and repackage non-proprietary content without tailoring such content for the consumer and providing context, insight or analysis. Many offer little disclosure about their affiliations, the sources of their information and potential conflicts of interest. Additionally, many health websites are poorly designed, difficult to navigate and do not understand the needs of women as the principle gatekeepers of the healthcare dollar. Accordingly, we believe there is a substantial and growing unmet need for a well-known, trusted, comprehensive health-related website that addresses consumers' health needs accurately and intelligently while providing a satisfying consumer experience. Moreover, we believe that such a website will have the ability to generate significant revenue from a variety of sources, including advertising and commerce.


ONHEALTH'S STRATEGY

Our goal is to become the premier source of consumer-oriented health and wellness information and services on the Internet. We intend to achieve this goal by implementing the following strategies:

Leverage and Enhance Our Expansive Proprietary Health Content. We believe that the breadth, depth and quality of the proprietary health content we provide, together with the fact that our content is tailored for the consumer, substantially differentiates onhealth.com from other health information websites and represents a competitive advantage. We will aggressively add reference material, condition center partners, applications, tools and personalization functionality. In addition, we have partnered exclusively in certain disease areas with best-of-breed content partners including the Cleveland Clinic, Beth Israel Deaconess Cancer Center, the Mount Sinai Cardiovascular Institute, the Scripps Clinic and the International Diabetes Center. Our content, which is archived and searchable, ranges from clinical medicine to alternative medicine and from reference material to journalistic exploration of relevant health topics. We provide multiple perspectives on health topics. We intend to continue to differentiate OnHealth by expanding and enhancing our proprietary consumer health content.

Expand the services that are offered to our Consumers. We will continue to look for opportunities to satisfy the personalized information and program needs of our consumer. With the acquisition of Health Decisions we have added a team that is experienced at offering high-touch personal customer support. We will continue to offer a host of specialized consumer services that will be easily integrated into the current OnHealth offering. These programs are tailored to take into consideration combinations of health issues and practical living situations faced by real people. The services ultimately create a more skilled and knowledgeable consumer capable of better self care. Among the services is a triage system utilizing a 24-hour, seven days a week, telephone-based nurse counseling service that individually assists users with evaluating symptoms and helps develop options for immediate and long-term personal care programs; a decision support system to help consumers better evaluate potential treatment options (e.g. surgery, therapy or medication); lifestyle and personal care management services to support the self-management of everything from a chronic condition to developing strategies for attaining a healthier lifestyle. Also included in Health Decision services are self-care books, audio libraries of pre-recorded medical topics, additional analytical and risk assessment tools, and pharmaceutical support services to increase patient compliance and improve customer satisfaction and retention.

Provide Consumers with a Compelling Health Experience. We are highly focused on providing consumers who visit our website with a compelling experience that not only addresses their initial needs, but also gives them multiple reasons to spend more time at and return more often to our website. Accordingly, our website is designed for easy navigation and is intended to be both informative and engaging. Our experienced creative team understands the multi-dimensional nature of publishing on the Internet. The team is adept at mixing information, images, interactive tools, personalization and rich media.

Establish Onhealth.com as the Premier Brand for Health and Wellness Information on the Internet. We intend to establish onhealth.com as the premier health brand that consumers associate with trustworthiness and view as their one-stop, complete resource for health and wellness information on the Internet. To this end, we have launched a coordinated advertising and public relations campaign using television, radio, outdoor, print and online media. We plan to also continue to expand our distribution agreements with search engines, portals and Internet service providers. Currently, over 600 websites drive traffic to onhealth.com, including Ask Jeeves, About.com, Microsoft's Hot Mail Web Courier, Yahoo and AOL's Digital City's Network. Our management team is experienced at building consumer brands for Internet and traditional media companies including MSNBC, The Discovery Channel, ABCNEWS.com, Starwave/ESPN Internet Ventures and Conde Nast Publications.

Capitalize on Revenue Generating Opportunities. We intend to leverage the growth in our consumer base by exploiting opportunities to develop multiple revenue streams including advertising/sponsorship, e-commerce /transaction, syndication of content and subscription to premium services. In the first quarter of 1999, we launched a health products shopping area on our website and we plan to continue to expand our relationships with leading web e-tailers to offer consumers a full range of health and wellness related products and services. Unlike many of our competitors, we have an opportunity to leverage our proprietary content and interactive tools through syndication to provide an additional revenue stream. We also believe that health consumers are interested in premium subscription offerings such as personalized smoking cessation and dietary programs, personalized health and condition reports and direct access to leading medical experts. By pursuing diversified revenue opportunities, we seek to reduce our dependence on and exposure to any single revenue stream.

Engage in Selective Acquisitions and Strategic Partnerships. We believe that there will be significant consolidation in the online health category. We have a focused business development effort, and are seeking acquisition and strategic partnership opportunities. We are continually evaluating strategic relationships with various distribution and media outlets that can serve to drive traffic to our website and/or increase opportunities to generate e-commerce /transaction revenue. We intend to pursue acquisitions that have the potential to augment our current operations in six primary categories: content, applications, products, revenue, traffic and intellectual capital/people.


THE  ONHEALTH WEBSITE


Onhealth.com provides timely and relevant coverage of health news and issues, substantive resources and references, community discussions, direct access to experts, interactive tools and exclusive Health Info Tracker search capabilities to enable consumers to actively manage the health and well-being of themselves and their families. On our website, consumers will find complete coverage of important health issues and broad database reference materials in an interactive, visually pleasing and personalized format.

On March 22, 2000, OnHealth debuted a redesigned site. The redesign replaces the old channels (News and Reports, Medical Centers, Ask Our Experts, etc.) with seven new topic-specific channels. The new format mirrors consumers' evolving e-health interests and needs while providing a cleaner platform for easy access to the site's broad spectrum of newly expanded healthcare information, services and solutions.

Each OnHealth Channel is a creatively-programmed symphony of content, tools, and services and offers daily news, polls, in-depth reports and deep reference material, resident expert columnists, interactive tools, personalized classes, live events, community boards, and "inline commerce". Aimed at presenting the best and most current information and solutions to users, highlights of OnHealth's new channels include:

           o Diseases & Conditions--Offering the latest, medically reviewed details on diseases and conditions, this channel provides needed  resources  on  illnesses  that most  concern  OnHealth users. Web-exclusive reports from the publishers of the New England Journal of Medicine, disease-specific message boards with regular weekly appearances by Diseases & Conditions columnist Dr. Robert Jandl, and extensive archives leave no question unanswered. Unique reference tools such as the "Symptom Checker," which helps users evaluate their symptoms, "Medicine Checker," which alerts users to dangerous drug interactions and clinical trial listings aid users in evaluating and treating sickness.

           o Women--Catering to over 70% of OnHealth's audience, the Women's Channel focuses on the physical, mental, emotional, and spiritual health of its largest audience segment.
                  Gynecological concerns as well as conditions such as depression and eating disorders that disproportionately affect women anchor the section. The section's resident gynecologist expert is Dr. Yvonne S. Thornton, associate clinical professor of obstetrics and gynecology at Columbia University College of Physicians and Surgeons and author of "Woman to Woman: A Leading Gynecologist Tells You All You Need to Know About Your Body and Your Health." Important services such as "Find a Mammography Clinic" are located in the Women's Channel as well.

           o Family--The Family Channel features daily family health news, polls, in-depth reports, and a twice-weekly relationship advice column from the mother-son team of Dan Savage and Judy Sobiesk. Complementing its main index page, the Family Channel is subdivided into three sub-channels: Men, Children, and 60-Plus.

           o      Baby--The  Baby  Channel is divided  into three  sub-channels:
                  Fertility, Pregnancy and Newborn Health. Like other OnHealth channels, the Baby Channel will feature in-depth news, features, reference material and polls. In addition, the Channel provides Pregnancy and Fertility and Newborn message boards with regular weekly appearances by fertility/pregnancy expert Dr. Amos Grunebaum, as well as pregnancy and ovulation calendars. Highlights in the sub-channels include a special "Nine Months" feature series, a newborn basics section and "Find a Fertility Clinic."

           o Food and Fitness--Catering to the busy lifestyle of its users, OnHealth's Food and Fitness Channel includes a host of unique services. "The Diet and Fitness Journal" and "A Healthier You" segment with a personal trainer and dietician are designed to help users develop good health habits. Breast self-exam instructions and a Healthy Holidays Calculator are just some of the channel's reference tools that aim to improve users' well being. Liz Applegate, Ph.D., a nationally recognized nutrition expert is the resident columnist. Coming soon:
                  "Recipe for Health," OnHealth's new weekly column by Jane Kirby, registered dietician and owner of the Vermont Cooking

                  School (April 14); and "Cooking with OnHealth," a series of 10-minute videos on nutritious and delicious meals (July).

           o Lifestyle--OnHealth's Lifestyle Channel is about "balance of life" issues, from managing stress to maintaining relationships. Special appearances from expert columnists on "Sex Matters" with certified sex therapist Louanne Cole Weston, Ph.D. and "OnHealth University," tailored classes with OnHealth's Life Coach Cheryl Richardson, enrich users' attitudes and daily viewpoints.

           o Alternative Health--The Alternative Channel seeks to find, analyze, and disseminate the best available information about the uses and misuses of each popular alternative therapy. Unique reference tools such as the "Herbal Index," a new and comprehensive guide to herbs, and "Symptom-to-Herb Checker" which recommends herbal remedies, take the confusion and mystery out of alternative medicine.


Content

Onhealth.com draws its information from an array of medical and healthcare resources. Although we are committed to delivering high quality original content, in order to continue to provide our users with the richest health information solution, we also partner with a number of organizations and entities to supply content to the website.

Original Journalism and Live Produced Events

We have assembled a staff of eleven medical and health editors, journalists and producers. Our senior editors have, on average, 12 years of medical and health editorial and reporting experience from such outlets as Consumer Reports, San Jose Mercury News, ABCNEWS.com, Mosby Medical Publishing and the Associated Press. In addition, we also rely on external writers and contributors who provide content to the website. Our editorial staff has assembled a panel of doctors who review and update our medical reference material.

Medical Center Content Exclusive to OnHealth

We have established exclusive partnerships with leading medical institutions for extensive, condition-specific reference information and support for particular activities such as live surgeries. We believe the collection of these institutions creates a powerful and unique network with considerable opportunity for additional activities and content. Partnering with many institutions underscores OnHealth's commitment to providing multiples sources and perspectives from credible parties.

We have chosen to partner with the following institutions for their expertise in research, clinical work and patient education:

      o  Cleveland Clinic
      o  Beth Israel Deaconess Cancer Center
      o  Mount Sinai Cardiovascular Institute
      o  Scripps Clinic
      o  International Diabetes Center

Third-Party Journalism and Licensed News Feeds and Features

We receive exclusive online monthly reports from HealthNews, published by Massachusetts Medical Society, publishers of the New England Journal of Medicine. In addition, we supplement our exclusive content with licensed news and features from Reuters and other wire services.

OnHealth.com Traffic

We launched our website in July 1998. Internet Profile Corporation (IPRO) reported that OnHealth's page views grew 1007% to 21,694,000 in December 1999 from 1,959,000 in December 1998. According to IPRO, in December 1999, onhealth.com attracted 5,166,000 visitors, an increase of 712% from our December 1998 visits, which ranks onhealth.com as the most trafficked consumer health content website in December 1999. We have launched a coordinated traditional media advertising and public relations campaign designed to build the OnHealth brand through the use of television, radio, outdoor, print and other media. We also distribute in excess of 100,000 daily and weekly broadcast e-mails to registered users who have requested our Daily Briefing, Weekly Newsletter and Home Delivery newsletter. This private and personalized e-mail allows our users to stay current on the health-related subjects most important to themselves and their families.

Distribution

To date, we have developed distribution partnerships and content sharing relationships resulting in more than 600 websites that drive traffic to our website. We intend to aggressively expand our content and distribution partnerships with both online and traditional media partners that can direct additional users to our website, thereby creating opportunities to generate multiple revenue streams. We have and will continue to enter into distribution agreements with leading search engine and portal companies; major Internet access providers; community, news, information and other specialty websites; media companies; promotional programs; other traditional media; and corporate/HMOs. By increasing our brand exposure and traffic through significant distribution agreements, we believe we will increase our attractiveness to advertisers as an effective means of advertising both health-related and non-health-related products. All of such relationships provide for a direct link to our website either by clicking on our logo or by clicking on a headline or article that then links back to our website. Headline links and articles are dynamically served and automatically updated, allowing affiliate websites to feature fresh, professional content while allowing us to reach desirable new audiences, build our brand, and drive traffic to our website. A sample of our current distribution relationships include AOL's Digital City's Network,
MyWay.com, Snap.com, Yahoo!, Microsoft's HotMail Webcourier, iSyndicate, MindSpring, Motorola's iKno!, Online Benefits, Real Networks, About.com, Advance Internet, Inc. (affiliate of Advance Publications, Inc.), Ask Jeeves, Better Homes and Gardens, Comcast Online Communications; Comcast@home; inyourtown.com and weather.com.

Branding

Our objective is to create the premier consumer health and wellness brand on the Internet. While there has been a proliferation of health-related websites on the Internet, we believe that no single participant has developed a preeminent, recognizable brand with online consumers. We have launched a coordinated traditional media advertising and public relations campaign designed to build the OnHealth brand through the use of television, radio, outdoor, print and online media.

Our management team has a proven track record of developing content and building leading consumer brands at Internet and traditional media companies such as MSNBC, The Discovery Channel, ABCNEWS.com, Starwave/ESPN Internet Ventures and Conde Nast Publications. We believe that the strength of our management team is a key factor that differentiates us from many of the other Internet health companies.

Revenue Model

We  intend  to  leverage  the  growth  in  our  consumer   base  by   exploiting
opportunities to develop multiple revenue streams including advertising/sponsorship, e-commerce/transaction and syndication of content and interactive tools. In the first quarter of 1999, we launched a health products shopping area at our website and we plan to continue to expand our relationships with leading web e-tailers to offer consumers a full range of health-related products and services. Unlike many of our competitors, we have an opportunity to leverage our proprietary content and interactive tools through syndication to provide an additional revenue stream. We also believe that health consumers are interested in premium subscription offerings such as personalized smoking cessation and dietary programs, personalized health and condition reports and direct access to leading medical experts. By pursuing diversified revenue opportunities, we seek to reduce our dependence on and exposure to any single revenue stream.

Advertising/Sponsorship Sales

Advertising on the Internet is rapidly becoming a viable commercial medium. According to Jupiter Communications, online advertising dollars for the health space is forecast to grow from $100 million in 1999 to a still-modest $700 million by 2004. We believe the demographics of our audience and our ability to target specific users of our website are attractive to healthcare advertisers and non-healthcare advertisers. We believe we have been able to create a differentiated and productive advertising environment by providing the following:

      o  targeted programs to reach the most desirable consumers;
      o  a wide variety and depth of sponsorship areas;
      o long-term exclusive relationships for highly prized condition-specific content;
      o creative, beyond-banner programs that appeal to more aggressive advertisers; and
      o personalization and key word targets that provide flexible cross-site delivery.

Our consumer-oriented content provides attractive audiences for both healthcare and non-healthcare advertisers. In addition to covering a broad range of wellness editorial (fitness, nutrition, stress reduction, pregnancy, childbirth, sexual health, health for seniors, alternative medicine, herbs and vitamins), we are developing a number of pre-packaged health-related sponsorship packages for non-endemic advertisers in areas that could include healthy eating, healthy travel, healthy pet, fiscally fit, auto safety, Y2K baby, fitness file and holiday packages.

A partial list of healthcare advertisers we have attracted includes: Johnson & Johnson, AstraZeneca Pharmaceuticals, SmithKline Beecham, Pfizer, Schering-Plough, Glaxo Wellcome, Eli Lilly, Merck, Butler Dental, Biogen, Hoechst Marion Roussel, Amgen, Drugstore.com, Nutrisystem and SelfCare. A partial list of the non-healthcare advertisers we have attracted includes: IBM, Kellogg's, Ford, Talkway, Call Connect.com, GM Buypower, GM Goodwrench, Pontiac,

Buick LeSabre, Procter & Gamble, AIG, American Express, Ameritrade, JC Penney, Infantime,Women.com, Lifewise Family Financial Services, ESPN, Disney and Microsoft.

E-commerce

Transactions. Our model for e-commerce is to generate revenue by focusing on three areas: fees for guaranteed impressions, exclusivity fees and revenue sharing. We believe our shopping channel has many advantages for the consumer, including:

      o Information from our articles, databases, experts and community, all from one location, so that consumers can learn to manage their health and use that information to make better-informed purchases of products and services.

      o OnHealth TimeSavers enable consumers to read about, discuss and purchase various products. Every day, consumers can get information on timely subjects, share ideas with others and buy the products they need to help maintain their good health.

      o Carefully selected online retailers who offer the best combination of products and services, customer service, reliable and secure online transaction capability and competitive prices.


We have partnered with drugstore.com as our exclusive online drugstore. Our partnership with VitaminShoppe as our exclusive vitamins and herbs merchant will terminate on March 30, 2000 and our relationship with SelfCare as our exclusive merchant in the Holistic Woman section will terminate at the same time. Recently, we have added Nutrisystem as our exclusive partner within the weight management area. Sports Authority, our exclusive partner within the fitness section will lose exclusivity at the end of March 2000. In addition to these partner relationships, we have established various affiliate relationships. Under the terms of the agreements governing affiliate relationships, we share in the revenue from purchases made by consumers directed to the partner website from our website. Affiliate merchants include Amazon.com, American Greeting Cards Online, ProFlowers, Whole Foods Market, greenmarketplace.com and enews.com to name a few.

In the near term, we anticipate that there will be approximately fourteen to sixteen total categories in our shopping channel, all representing healthy living extensions. Examples of additional categories to be added could include cooking supplies, healthy pets and music. We also plan to add an assortment of gift baskets pertaining to health and life events, such as sending a child to college or having a baby.

Longer-term shopping channel plans include offering e-commerce products and services that have an interconnection to our audience and subject matter, through strategic relationships with various e-commerce websites and e-commerce providers. Products are expected to include medical/health-related supplies, everyday health and wellness essentials, baby products, beauty products, home and garden, music, videos and financial services. We plan to continue to deepen the level and types of services we offer based on consumer needs and requests, including special commerce events, customized discounts on health products and more time- saving buying opportunities focused on wellness and health management.

Recently, we introduced Nurse Connect, OnHealth's first premium service. This is the first installment of OnHealth's integration of Health Decisions International (HDI), which was acquired by OnHealth in November 1999. This is a call-in service that enables consumers to consult with a registered nurse on health issues. The service is scheduled to be web-enabled by the end of second quarter. We intend to introduce additional premium services in the second quarter of 2000. Possible examples of paid subscription services include smoking cessation, weight loss, stress management and pre-natal care programs.

Syndication Opportunities

We believe that our original content and interactive tools can be leveraged into a broader revenue platform. Syndication of content and interactive tools is an important additional revenue opportunity that is a natural extension of our strategy and branding program. Since we own a significant amount of our content and interactive tools, we can offer a range of syndication programs, from providing licensees with the ability to host our content and interactive tools themselves, to building custom co-branded environments for them. We believe that syndication opportunities exist domestically and internationally, online and offline, with hospitals, pharmacy benefit management companies, corporations, health maintenance organizations and associations, and international general interest and consumer and professional health portals among others.

Technology and Systems

The OnHealth website uses hardware technologies from, among others, Compaq, Intergraph, F5 and Cisco. The site uses software from Microsoft, Netgravity, Buzz, and eShare. Exodus IT-class colocation facilities provide a secure, highly available, high bandwidth environment for our production, staging, and testing servers. Exodus provides redundant OC-3 and OC-12 backbone connections to the Internet and uninterruptible power supplies with diesel generator backup, housed in a copper-lined, earthquake-resistant building located in south Seattle. Direct connections to the hosting facility via redundant T1 lines allow our main office to reliably connect to the production environment and the Internet.

All mission-critical database servers are designed to be redundant and employ warm-backup technology to minimize downtime and maximize data integrity.
Multiple web servers and advertising servers are utilized to provide high-availability. Traffic is balanced between all available servers through load balancing hardware. System health is monitored by realtime server monitoring hardware and software.

We believe that the onhealth.com online services environment has been designed to be a stable and scaleable solution sufficient for our foreseeable needs.

Competition

The editorial environment in interactive media is new, highly competitive and rapidly evolving. Since the Internet's commercialization in the mid 1990s, the number of websites on the Internet competing for consumers' attention and spending has proliferated with no substantial barriers to entry, and we expect that competition will continue to intensify.

Our website competes directly for advertisers, users, e-commerce customers and merchants, distribution and syndication partners and other affiliates with numerous Internet and non-Internet businesses, including:

      o health-related online services or websites targeted at consumers, such as accenthealth.com, ahn.com, americasdoctor.com, betterhealth.com, drkoop.com, drweil.com, healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org, mediconsult.com, thriveonline.com and webmd.com;

      o online and Internet portal companies, such as America Online, Inc., Lycos Corporation, Microsoft Network, Excite, Inc., Infoseek Corporation, and Yahoo! Inc.;

      o   electronic   merchants  and   conventional   retailers   that  provide
          healthcare goods and services competitive to those available from links on our website;

      o   hospitals,  HMOs, managed care organizations,  insurance companies and
          other   healthcare   providers  and  payors  which  offer   healthcare
          information through the Internet; and

      o other consumer affinity groups, such as the American Association of Retired Persons, SeniorNet and ThirdAge Media, Inc. which offer healthcare-related content to specific demographic groups.

We believe that the principal competitive factors in attracting and retaining users is the depth, breadth and timeliness of content, the ability to offer compelling and relevant content and brand recognition. Other important factors in attracting and retaining users include ease of use, service quality and cost. In addition, we also compete with traditional media, including print and television for users and advertising dollars. Our known and prospective competitors are often significantly larger and better financed than us and maybe better able to afford a more intense competitive environment than OnHealth. The Internet is highly competitive and changing rapidly, and we may not have the resources to compete adequately.

Intellectual Property

We regard our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademarks, copyrights, and trade secrets to protect our proprietary rights. While we try to assure that the quality of the OnHealth brand is maintained through such actions, there can be no assurance that steps we have taken and continue to take to protect our proprietary rights will be adequate or that third parties will not infringe on our intellectual property. In addition, there can be no assurance that third parties will not assert infringement claims against us which, even if not meritorious, could result in the expenditure of substantial resources and management effort. Much of our website relies on owned or licensed intellectual property and we cannot be sure that such rights are protected from the use of others, including potential competitors.

Employees

As of December 31, 1999, we employed 101 people on a full-time basis and 24 people on a part-time basis. When conditions demand it, we also use contract workers in addition to our part-time employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good. We believe that some measure of our future success is dependent upon attracting and retaining qualified employees, and competition for hiring such employees is intense.


FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to other information in this Annual Report on Form 10-K, the following factors should be considered in evaluating the condition and prospects of the Company. These factors may have a significant impact on the Company's future operating results.

Reliance on External Financing. We completed two private placements of common stock during the year. The first was completed in January 1999 for $14.3 million and the second in November 1999 for $14.7 million. In addition, we raised $20.7 million in a secondary public offering in September 1999. In February 2000, we agreed to merge with Healtheon/WEBMD. In connection with the merger agreement, Healtheon/WEBMD has agreed to lend the Company up to $30 million for working capital needs. We believe our cash and cash equivalents, including the $30 million lending commitment by Healtheon/WEBMD, will be sufficient to fund our operations through December 31, 2000. We expect a significant use of cash in 2000, as a result of the expansion plans for the OnHealth network and our marketing and distribution relationships. We are exploring and will continue to explore external financing to ensure continued operations. There can be no assurance that additional capital, on a debt or equity basis, will be found, or if found that it will be on economically viable terms. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of common stock.

Limited Operating History and Accumulated Deficit; Continuing Operating Losses. Since our inception, we have incurred significant losses and negative cash flow, and as of December 31, 1999, had an accumulated deficit of approximately $136.8 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in areas such as expansion of our network, advertising, brand promotion, content development, sales and marketing, and operating infrastructure. Our business model assumes that consumers will be attracted to and use healthcare information and related content available on our Internet-based consumer healthcare network that will, in turn, allow us the opportunity to sell advertising designed to reach those consumers. Our business model also assumes that those consumers will access important healthcare needs through electronic commerce using our website and that local healthcare organizations will affiliate with us. This business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

Pending Merger with Healtheon/WebMD. The merger agreement with Healtheon/WebMD provides that during the period from signing until closing we are able to operate our business, with certain exceptions, in the ordinary course of business. If the proposed merger is terminated, however, for whatever reason, our business would be disrupted. During the interim period between signing and closing, for example, our advertisers may not want to renew their agreements with us and instead wait until after the closing to deal with Healtheon/WebMD. As a result, if the merger were to be abandoned for whatever reason, it could adversely affect our business, results of operations and financial condition. In addition, if the proposed merger is terminated, we would be required to pay back any amounts loaned to us by Healtheon/WebMD, in connection with the merger agreement, on or by February 15, 2001.

Acceptance by Consumers and The Healthcare Industry. To be successful, we must attract to our network a significant number of consumers as well as other participants in the healthcare industry. To date, consumers have generally looked to healthcare professionals as their principal source for health and wellness information. Our business model assumes that consumers will use healthcare information available on our network, that consumers will access important healthcare needs through electronic commerce using our website, and that local healthcare organizations will affiliate with us. This business model is not yet proven, and if we are unable to successfully implement our business model, our business will be materially adversely affected.

Reliance on Advertising Revenues in an Immature Advertising Market. Our future is highly dependent on increased use of the Internet as an advertising medium. We expect to derive a substantial amount of our revenue from advertising and sponsorships. The Internet advertising market is new, extremely competitive and rapidly evolving, and we cannot yet predict its effectiveness as compared to traditional media advertising. As a result, demand and market acceptance for Internet advertising solutions are uncertain. Most of our current or potential advertising customers have little or no experience advertising over the Internet and have allocated only a limited portion of their advertising budgets to
Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Such customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. We cannot assure you that the market for Internet advertising will continue to emerge or become sustainable. If the market for Internet advertising fails to develop or develops more slowly than we expect, then our ability to generate advertising revenue would be materially adversely affected. To date, advertisers have not, by their actions, shown that they believe in the Internet as a legitimate advertising medium.

Advertising rates quoted by different vendors vary widely, making it difficult for us to project future levels of advertising revenue. Internet advertising rates are based in part on third-party estimates of an individual's use of an Internet website. These estimates of use are referred to as "impressions". Such estimates are often based on sampling techniques or other imprecise measures, and may materially differ from our own estimates. We do not know if advertisers will accept ours or other parties' measurements of impressions. Since the Internet advertising industry is in its infancy, universally accepted standards measuring the effectiveness of a particular Internet advertisement have not been established or widely embraced. Our advertising revenue could be adversely affected if we are unable to adapt to new forms of Internet advertising.

Moreover, filter software programs are available that limit or prevent advertising from being delivered to an Internet user's computer. Widespread adoption or increased use of such software by users or the adoption of such software by certain internet access providers could have a material adverse effect upon the viability of advertising on the internet and on our business, results of operations and financial condition.

Need to Upgrade our Website and Add to Existing Distribution Relationships to Remain Competitive. In order to remain competitive with other Internet companies, including the numerous other Internet health-related websites, we must continue to enhance and improve the responsiveness, functionality and features of our website and develop other products and services. In addition, we plan to enter into relationships with additional distributors who will enable us to drive more traffic to our website. Such undertakings are expensive and we cannot assure you that we will be successful at upgrading our website or increasing the strength of our distribution relationships.

Short Term Nature of Advertising Contracts; Guarantee of Minimum Impression Levels. The majority of our advertising contracts have been for terms averaging three months in length, with relatively few longer-term advertising contracts. We cannot assure you that our current advertisers will continue to purchase advertisements on our website. In addition, our advertising contracts typically guarantee the advertiser a minimum number of impressions. To the extent that minimum impression levels are not achieved for any reason, we may be required to make good or provide additional impressions after the contract term. Providing additional impressions may adversely affect the availability of advertising inventory. This may, in turn, adversely affect our business, results of operations and financial condition.

Need to Enhance and Develop Onhealth.com to Remain Competitive. To successfully compete in the Internet health field, we must continue to improve the product we offer and increase the number of people using our website. To do so, we will have to significantly increase our operating expenses to:

      o  develop  new distribution channels;
      o  fund greater levels of research and development;
      o  add editorial content;
      o  increase our sales and marketing operations;
      o  broaden our customer  support  capabilities;  and
      o  establish  brand  identity and strategic alliances.

Such planned expansions, however, will require substantial capital. We cannot guarantee that such capital will be available, or if available, that the terms on which such capital is available will be acceptable to us. If we raise additional cash through the issuance of equity or convertible debt securities:

      o  the percentage ownership of our shareholders will be reduced;
      o shareholders may experience additional dilution upon the conversion of any such debt securities; and
      o such securities may have rights, preferences or privileges senior to those of the holders of common stock.

Failure to Achieve Brand Identity. In order to expand our audience of users and increase our online traffic, we must establish, maintain and strengthen our brand. For us to be successful in establishing our brand, we believe healthcare consumers must perceive us as a trusted source of healthcare information, and advertisers and merchants must perceive us as an effective marketing and sales channel for their products and services. Our business could be materially adversely affected if our marketing efforts are not productive or if we cannot strengthen our brand.

In addition, to remain competitive with other Internet companies, including the numerous other Internet health-related websites, we must continue to enhance and improve the responsiveness, functionality and features of our website and develop other products and services. This will require us to:

      o  develop or license  increasingly  complex  technology;  and
      o create an easy to use and functional e-commerce component to our website.

We may not succeed in developing or introducing such features, functions, products and services in order to attract consumers. Such failure would adversely affect our business, results of operations and financial condition.

Unpredictability of Future Revenue Streams; Potential Fluctuations in Quarterly Results. Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. If we have a shortfall in revenue in relation to our expenses, or if our expenses precede increased revenue, then our results of operations would be materially adversely affected. This would likely affect the market price of our common stock in a manner that may be unrelated to our long-term operating performance. Important factors which could cause our results to fluctuate materially include:

      o  our ability to attract and retain users;
      o  our ability to attract and retain advertisers and sponsors;
      o our ability to attract and retain customers and maintain customer satisfaction for our existing and future product offerings;
      o new Internet websites, services or products introduced by us or our competitors;
      o  the level of Internet and other online services usage;

      o our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner;
      o our ability to successfully integrate operations and technologies from any acquisitions, joint ventures or other business combinations or investments; and
      o technical difficulties or system downtime affecting the operation of our website.

In addition, as our market develops, seasonal and cyclical patterns may emerge. These patterns may affect our revenue. We cannot yet predict to what extent our operations will prove to be seasonal. Due to the factors noted above and the other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as indicators of future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may underperform or decrease.

Dependence on Third-Party Relationships. In order to expand our network, we have entered into a number of strategic relationships that involve the payment of funds for prominent or exclusive carriage of our healthcare information and services. These transactions are premised on the assumption that the traffic we obtain from these arrangements will permit us to earn revenue in excess of the payments made to partners. This assumption is not yet proven, and if we are unsuccessful in generating sufficient resources to offset these expenditures, we will likely be unable to operate our business. We have entered into distribution relationships with several companies, and we intend to enter into additional relationships in the future. Most of these distribution relationships are short term in nature and may not be renewed or may be canceled by our distribution partner. Although we view our distribution relationships as a key factor in our overall business strategy, our distribution partners may not view their relationships with us as significant to their business, and they may later decide to end their commitment to us or even decide to compete directly with us in the future. We cannot guarantee that any distribution partner will perform its obligations as agreed or contemplated or that we would be able to specifically enforce any distribution agreement. Our arrangements with our distribution partners generally do not establish minimum performance requirements, but instead rely on the voluntary efforts of our distribution partners. Therefore, we cannot guarantee that these relationships will be successful.

Most of our arrangements with third-party Internet websites:

      o  do not require future minimum commitments to use our services;
      o  are not exclusive; and
      o are short-term or may be terminated at the convenience of the other party.

In addition, we do not have agreements with many website operators that provide links to onhealth.com, and those operators with which we do may terminate such links at any time without notice. As a result, we cannot assure you that our existing relationships will result in sustained business relationships or the generation of significant revenue for us. Failure of one or more of our strategic relationships to achieve or maintain market acceptance or commercial success or the termination of one or more successful strategic relationships could have a material adverse effect on our business, results of operation and financial condition.

Competition. The number of Internet websites offering users healthcare content, products and services is vast and increasing at a rapid rate. These companies compete with us for users, advertisers, e-commerce transactions and other sources of online revenue. In addition, traditional media and healthcare providers compete for consumers' attention both through traditional means as well as through new Internet initiatives. We believe that competition for healthcare consumers will continue to increase as the Internet develops as a communication and commercial medium.

There are a number of competitors delivering online health content who will also seek advertising revenue, and it is likely that more competitors will emerge in the near future. Such competitors include, among others: WebMD/Healtheon, drkoop.com, Mediconsult, Medscape and InteliHealth. Many of these competitors have more cash available to spend, longer operating histories and stronger brand recognition than we do. Some have internal distribution or other opportunities to support their business that we neither have nor are able to replicate for a reasonable investment. As expressed above, we believe that the number of other health care Internet companies that rely on Internet-based advertising revenue will increase substantially in the future. Accordingly, we will likely face increased competition, resulting in increased pricing pressures on our advertising rates, which could have a material adverse effect on our business.

We believe that the principal competitive factors in attracting advertisers to our website include:

      o  the amount of traffic on our website;
      o  brand recognition;
      o  customer service;
      o  the demographics of our user base;
      o  our ability to offer targeted audiences; and
      o  the overall cost effectiveness of the advertising medium we offer.

Dependence on Key Personnel. Our development and operation is substantially dependent on the services of our President and Chief Executive Officer, Robert
N. Goodman, and on our Executive Vice President and General Manager, Rebecca Farwell. If we lost the services of either Mr. Goodman or Ms. Farwell, our business would be severely affected. Our ability to execute our growth plan and be successful also depends on our continuing ability to attract, retain and motivate other highly skilled employees. As we continue to grow, we will need to hire additional personnel in all operational areas. Competition for personnel throughout the Internet industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

Reliance on Intellectual Property and Proprietary Rights. We regard much of our website and its technology as proprietary and try to protect it by relying on trademarks, copyrights and trade secret laws. In connection with our license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it could be possible for someone else to either copy or otherwise obtain and use our proprietary information without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the Internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. Such misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to either enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. We currently license from third parties certain technologies incorporated into onhealth.com. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. We cannot be sure that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

Liability for Information Retrieved from or Transmitted over the Internet; Liability for Products Sold over the Internet. Because any of the materials on our website may be downloaded or viewed, and such materials could be sent to others, we could be sued for:

      o  defamation;
      o  negligence;
      o  copyright  or trademark  infringement;
      o  medical  malpractice or personal injury;  or
      o  other theories based on the nature and content of such materials.

We could also be exposed to liability with respect to third-party information that may be accessible:

      o  through  our  website,  or
      o through content and materials that may be posted by our users on discussion boards that we offer.

Such claims might include, that by directly or indirectly providing links to websites operated by third parties, we are liable for copyright or trademark infringement or other wrongful actions by such third parties through such websites. It is also possible that, if any third-party information provided on our website contains errors, third parties could make claims against us for losses they incur relying on such information. Insurance may not be adequate to cover any such potential liabilities. Even if such claims do not result in liability, we could incur significant costs in investigating and defending against such claims.

In addition, patients who file lawsuits against doctors often name as defendants all persons or companies with any relationship to the doctors. As a result, patients may file lawsuits against us based on advice rendered by physicians through our website. In addition, a court or government agency may take the position that our delivery of health information, or information delivered by a third-party website that a consumer accesses through our website, exposes us to malpractice or other personal injury liability for wrongful delivery of healthcare services or erroneous health information. We cannot assure you that the amount of insurance we maintain with insurance carriers will be sufficient to cover all of the losses we might incur from these claims and legal actions. In addition, insurance for some risks is difficult, impossible or too costly to obtain, and as a result, we may not be able to purchase insurance for some types of risks.

Risks Related To System Operation. All companies that rely on the Internet are dependent upon the continuous, reliable and secure operation of Internet servers and related hardware and software. If that service is interrupted, consumers would be inconvenienced and commercial clients would suffer from a loss in advertising or transaction delivery. This would result in a revenue loss to us. Even though our computer and communications hardware are protected through physical and software safeguards, they are still vulnerable to fire, earthquake, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have a complete back-up for all of our computer and telecommunications facilities and do not carry business interruption insurance to protect us in the event of a catastrophe. Such an event could lead to significant negative impacts on our business. We also depend on third parties to provide users with web browsers and Internet and online services necessary for access to our website. In the past, users have occasionally experienced difficulties with Internet and online services due to system failures, including failures unrelated to our systems. Any sustained disruption in Internet access provided by third parties could have a material adverse effect on our business.

We retain confidential customer information in our database. Therefore, it is critical that our facilities and infrastructure remain secure and are perceived by consumers to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. A material security breach could damage our reputation or result in liability to us.

Management of Potential Growth. We have experienced and are currently experiencing a period of significant growth. This growth has placed, and the future growth we anticipate in our operations will continue to place, a significant strain on our resources. As part of this growth, we will have to implement new operational and financial systems and procedures and controls, expand, train and manage our employee base, and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staffs. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be adversely affected. In addition, all of the members of our senior management joined us in late 1997, 1998 or 1999. Thus, we have a very new management team that has not worked together for very long. We cannot assure you that our management team will be able to work together effectively or successfully manage our growth.

Reliance On External Content. While we produce much of the editorial content found on our website, some of our content is licensed from third parties. Accordingly, we rely on the expertise, technical capability, name recognition and willingness to syndicate content for branding and distribution of others. As health-related content grows on the web, there will be increasing competition for the best health information suppliers. This may result in certain content becoming unavailable or in significantly higher content prices. Such an outcome could make our website less attractive or useful for a user and could have a material adverse effect on our business and financial performance.

Governmental Regulation and Legal Issues. Because of the increasing use of the Internet as a communication and commercial medium, the government has adopted and may adopt additional laws and regulations with respect to the Internet covering such areas as:

      o  user privacy,
      o  pricing,
      o  content,
      o  taxation,
      o  copyright protection, and
      o  the distribution of health care products or advice over the Internet.

Since we operate a healthcare network over the Internet, our business is subject to government regulation specifically relating to medical devices, the practice of medicine and pharmacology, healthcare regulation, insurance and other matters unique to the healthcare area. Laws and regulations have been or may be adopted with respect to the provision of healthcare-related products and services online, covering areas such as:

      o  the regulation  of medical  devices;
      o the practice of medicine and pharmacology and the sale of controlled products such as pharmaceuticals online;
      o  the regulation of government and third-party cost reimbursement; and
      o  the regulation of insurance sales.

FDA Regulation of Medical Devices. Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration. We do not believe that our current applications or services will be regulated by the FDA; however, our applications and services may become subject to FDA regulation. Additionally, we may expand our application and service offerings into areas that subject us to FDA regulation. We have no experience in complying with FDA regulations. We believe that complying with FDA regulations would be time consuming, burdensome and expensive and could delay or prevent our introduction of new applications or services.

Regulation of the Practice of Medicine and Pharmacology. The practice of medicine and pharmacology requires licensing under applicable state law. We have endeavored to structure our website and affiliate relationships to avoid violation of state licensing requirements, but a state regulatory authority may at some point allege that some portion of our business violates these statutes. Any such allegation could result in a material adverse effect on our business. Further, any liability based on a determination that we engaged in the practice of medicine without a license may be excluded from coverage under the terms of our current general liability insurance policy.

Federal and State Healthcare Regulation. We earn a service fee when users on our website purchase prescription pharmacy products from certain of our e-commerce partners. Federal and state anti-kickback laws prohibit granting or receiving referral fees in connection with sales of pharmacy products that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs. Although there is uncertainty regarding the applicability of these regulations to our e-commerce revenue strategy, we believe that the service fees we receive from our e-commerce partners are for the primary purpose of marketing and do not constitute payments that would violate federal or state "anti-kickback" laws. However, if our program were deemed to be inconsistent with federal or state law, we could face criminal or civil penalties. Further, we would be required either not to accept any transactions that are subject to reimbursement under federal or state healthcare programs or to restructure our compensation to comply with any applicable anti-kickback laws or regulations. In addition, similar laws in several states apply not only to government reimbursement but also to reimbursement by private insurers. If our activities were deemed to violate any of these laws or regulations, it could cause a material adverse affect on our business, results of operations and financial condition.

Internet Capacity Constraints. Our success will depend upon the ability of the communications industry to provide Internet access and carry Internet traffic. The Internet may not prove to be a viable commercial medium because of:

      o inadequate development of the necessary infrastructure such as a reliable network backbone
      o  timely development of complementary products such as high speed modems;
      o delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity
      o  increased government regulation

If the Internet continues to experience significant growth in the number of users and the level of use, then the Internet infrastructure may not be able to continue to support the demands placed on it, which may impair the ability of consumers to access our website and could hinder our ability to generate advertising revenue.

Security Risks. Experienced programmers or hackers could attempt to penetrate our network security. Because a hacker who is able to penetrate our network security could misappropriate proprietary information or cause interruptions in our products and services, we may be required to expend capital and resources to protect against or to alleviate problems caused by such parties. In addition, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such purposeful security breaches could have a material adverse effect on our business, results of operations and financial condition. In addition, the inadvertent transmission of computer viruses could expose us to a risk of loss or litigation and potential liability.

Stock Price Volatility. The stock market has experienced significant price and trading volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been extremely volatile. Exceptional share price and trading volume changes have accompanied recent public offerings by Internet companies in the first days and weeks after the securities were released for public trading. Investors may not be able to resell their shares at or above the initial public offering price. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs and a diversion of management's attention and resources.

Impact of General Economic Conditions. Time spent on the Internet by individuals, purchases of new computers and purchases of membership subscriptions to Internet websites are typically discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of our operations depends to a significant extent upon discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation. In addition, our business strategy relies on advertising by, and agreements with, other Internet companies. Any significant deterioration in general economic conditions that adversely affected these companies could also have a material adverse effect on our business.

Dividends. We intend to retain all of our earnings, if any, for use in the business and do not anticipate paying any cash dividends in the foreseeable future.

OTHER

Product Development, Editorial and Design
In 1999, 1998, and 1997, product development expenses were $7,660,000, $4,511,000, and $6,784,000, respectively. In addition, in 1997, product development, editorial and design expenses paid for by third parties were $682,000 and $1,204,000, respectively.

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

Backlog
We had no significant backlog at fiscal year end of 1999, 1998, or 1997.

Major Customers
No customer represented more than 10% of net revenue for the year ended December 31, 1999. Three customers represent 40%, 16% and 13% of net revenue for the year ended December 31, 1998; one customer represents 12% of net revenue for the year ended December 31, 1997. The revenue recorded from the customer that represents

40% of the net revenue in 1998 was the result of a $603,000 payment received from the customer related to minimum sales requirements from a terminated CD-ROM distribution agreement.

ITEM 2.         PROPERTIES

We lease approximately 7,000 square feet of space where our principal executive and administrative offices are located at 808 Howell Street, Suite 400, Seattle, Washington 98101. The lease expires June 30, 2003. We also maintain approximately 1,500 square feet of office space in Seattle that is subleased on a month-to-month basis. In September 1999 we leased 8,250 square feet of office space located at 536 Broadway, New York, New York. This lease expires October 31, 2004.

ITEM 3.         LEGAL PROCEEDINGS

From time to time, we have been involved in legal proceedings in the normal course of our operations. Other than as described below, we are not currently a party to any pending or, to our knowledge, threatened legal proceedings in which an adverse decision could have a material impact on our results of operations or financial position.

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

The SEC investigation is still in process. Until the SEC investigation is completed, the Company could, among other things, be required to record additional stock-based compensation charges and could be required to pay a fine. The Company is unable to assess the likely outcome of this matter. As a result, there can be no assurance that this investigation will not have a material adverse affect on the Company's financial position or results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                           MATTERS

The Company's Common Stock was initially offered to the public on October 6, 1993 under the symbol "IVIP". Starting June 17, 1998, the Common Stock was quoted under the symbol "ONHN"on the Nasdaq SmallCap Market system. Since September 1, 1999 the Common Stock has been quoted on the Nasdaq National Market System.

The following table sets forth the high and low bid quotations for the Company's Common Stock as reported by Nasdaq for the last two fiscal years. Such quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

                                             HIGH               LOW
                                           ---------         ---------
                         1999
                ------------------------
                Fourth Quarter             $ 14             $ 5 3/4
                Third Quarter                12 5/8           5 23/32
                Second Quarter               22 3/4           8 1/4
                First Quarter                21 7/8           4 5/8

                         1998
                ------------------------
                Fourth Quarter             $  6 5/8         $ 2 3/16
                Third Quarter                11 3/8           3 5/8
                Second Quarter                8 5/8           4 7/8
                First Quarter                 6               2 5/8


At March 21, 2000, based on information received from the Company's transfer agent on the Company's common stock, there were approximately 199 record holders of the Company's Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts.

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

In February and March 1999, the Company issued, in the aggregate, 191,758 shares of unregistered restricted common stock in exchange for certain advertising arrangements. The issuance of the shares of common stock was exempt under
Section 4(2) of the Securities Act.

In October 1999, the Company issued 162,602 shares of unregistered restricted common stock in exchange for a one year advertising agreement. The agreement also requires the Company to pay approximately $350,000 per month as an exclusivity fee and a placement fee of impressions to be delivered. The issuance of the shares of common stock was exempt under Section 4(2) of the Securities Act.

In December 1999, the Company issued 292,683 shares of unregistered restricted common stock in exchange for the delivery of a guaranteed number of impressions and click throughs on another internet portal over a one year period. The issuance of the shares of common stock was exempt under Section 4(2) of the Securities Act.

ITEM 6.         SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from the financial statements of the Company. For additional information, see the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               Year Ended December 31,
                                       ------------------------------------------------------------------
                                            1999(1)       1998         1997         1996         1995
                                            ----          ----         ----         ----         ----
                                                       (In thousands, except per share data)

SUMMARY OF OPERATIONS:
Net revenue                            $     3,767   $     1,522   $   3,761   $    9,470    $  11,970
Loss from operations                       (47,608)      (11,019)    (11,262)     (10,326)     (14,875)
Net loss                                   (47,327)      (10,939)    (10,947)     (10,157)     (14,234)
Net loss applicable to
   common shareholders                 $   (47,327)  $   (11,964)  $ (13,965)  $  (10,336)   $ (14,254)
Net loss per common share:
   Basic and diluted                   $     (2.70)  $     (1.12)  $   (1.73)  $    (1.36)   $   (1.90)


BALANCE SHEET DATA:
Cash, cash equivalents and
   short-term investments              $    10,142   $     2,119   $   2,488   $    3,462    $   7,759
Working capital (deficiency)                 8,019        (1,158)     (1,252)       3,230        8,607
Total assets                                32,720         3,894       4,577       13,411       18,352
Convertible subordinated
   debentures                                    -             -           -        3,500            -
Total liabilities                           11,825         4,195       4,559        8,606        3,627
Convertible redeemable
   preferred stock                               -             -           -        1,905        1,845
Shareholders' equity (deficit)              20,895          (301)         18        2,900       12,880

(1) Includes financial data of BabyData, which was acquired on September 9, 1999, and HDI, which was acquired on November 29, 1999. Results of operations for BabyData and HDI are included beginning with their respective dates of acquisition.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                   RESULTS OF OPERATIONS

OVERVIEW

We intend to become the leading internet resource dedicated to the management of family health and well-being. We are an Internet-based provider of high quality health and medical information and applications to a broad base of consumers. Our Internet site, onhealth.com, produces and distributes original, relevant health content including in-depth reports, personalized information retrieval, geographically specific guides to healthcare services and information, editorials and interactive community environments.

Until January 1998, our traditional line of business had been CD-ROM development, production and distribution. We were also a supplier of video, animation and graphic assets to a health and medical cable TV channel. Under this strategy, we were never able to attain profitability, and, at December 31, 1997, had an accumulated deficit of $78,576,000. In 1997, our Board of Directors revised its business strategy and brought in an entirely new management team and other key employees skilled in the development of internet Web sites. In 1998 we were focused on the development of an internet-delivered, consumer-oriented network of health and wellness sites. We intend to generate advertising revenue by appealing to advertisers through our ability to reach targeted demographics and psychographics. Additional products and services, such as transactional based e-commerce, subscription and syndication, will be developed to exploit opportunities as they present themselves in the marketplace.

In July 1998, we relaunched the onhealth.com Web site and focused on generating advertising revenue. We have a wide variety of advertisers on our Web site including healthcare and other non-healthcare advertisers. In March 1999, we launched a shopping area on our site designed to offer our consumers the ability to purchase a wide variety of health and wellness products and related products. To date, we have e-commerce relationships with, among others, drugstore.com, VitaminShoppe, Amazon.com, SelfCare, Nutrisystem.com, American Greetings,

ProFlowers, WholeFoods Market, greenmarketplace.com and enews.com and expect to continue to add additional categories and partners.

During the third and fourth quarters of 1999, we acquired BabyData.com, a premier Web site for pregnant couples and those trying to conceive, and Health Decisions International, LLC ("HDI"), which develops, provides and supports a broad range of personal health information, referral and nurse counseling services to customers throughout the United States. We have accounted for these acquisitions under the purchase method of accounting. The results of operations for BabyData.com and HDI have been included since the dates of acquisition.

On February 15, 2000, Healtheon/WebMD agreed to acquire OnHealth Network Company. Under the terms of the agreement, shareholders of OnHealth stock are to receive .189435 shares of Healtheon/WebMD Common Stock for each share of OnHealth stock. Closing of the transaction, which will be accounted for as a purchase transaction, is expected in the second quarter of this year, subject to regulatory approval, including the effectiveness of a joint registration/proxy statement on Form S-4 to be filed with the SEC, and certain other customary conditions. Following the closing, OnHealth will become a wholly-owned subsidiary of Healtheon/WEBMD and the common stock of OnHealth will cease to be publicly traded.


RESULTS OF OPERATIONS

The following table sets forth selected income statement data for the years ended December 31, 1999, 1998 and 1997:

                                                 Year Ended December 31,
                                      ------------------------------------------
                                          1999          1998          1997
                                      ------------- ------------- -------------
                                                     (In thousands)

         Net revenue                  $    3,767    $    1,522    $    3,761
         Costs and expenses               51,375        12,541        15,023
         Loss from operations            (47,608)      (11,019)      (11,262)
         Net loss                        (47,327)      (10,939)      (10,947)


NET REVENUE

Net revenue for the years ended December 31, 1999, 1998 and 1997 was as follows:


                                              Year Ended December 31,
                              --------------------------------------------------
                                    1999             1998              1997
                              --------------   --------------   ----------------
                                               (In thousands)


Online                        $       3,385    $         388    $            58
Services and communication              277                -                  -
Contract development and other           69              380              1,220
Product sales and licensing              36              754              1,990
Cable television licensing                -                -                493
                              --------------   --------------   ----------------
                              $       3,767    $       1,522    $         3,761
                              ==============   ==============   ================

Online revenue

Online revenue is generated through the sale of advertising and sponsorship of our onhealth.com Web site. The increase in online revenue of $2,997,000, or 772%, from 1998 to 1999 was the result of an increase in user traffic on our onhealth.com Web site, the number of site sponsorship and advertising clients and the size of the advertising contracts from the prior year. Online revenue increased $330,000, or 569%, from 1997 to 1998. The increase in 1998 as compared with 1997 reflects increased site sponsorship and advertising revenue from our onhealth.com Web site, which was redesigned and re-launched in July 1998. The 1997 online revenues of $58,000 included site sponsorships, advertising and premium services revenue related to onhealth.com and the former O@SIS web site. Online revenue is expected to increase due principally to an increase in the number of advertising clients.

Services and communication revenue

Services and communication revenue, a line of revenue for HDI, which was acquired by us on November 29, 1999, includes, among others, nurse counseling and personal care management services. Services and communication revenue is expected to increase in 2000 as the operations of HDI will be included in our consolidated financial statements for a full year.

Contract development revenue and other

Contract development revenue is generated through the use of our personnel and facilities for the creation of custom multimedia products. Contract development and other revenue decreased $311,000, or 82% from 1998 to 1999 and $840,000, or 69%, from 1997 to 1998. The decreases generally reflected our shift toward the online efforts.

Product sales and licensing revenue

Product sales and licensing revenue consists of retail distribution sales, direct mail sales, product sales and royalties on licenses to original equipment manufacturers (OEM's) and end users. Product sales and licensing revenue have declined steadily over the past few years. The decrease generally reflects market conditions for CD-ROM products, our cancellation of a CD-ROM distribution agreement, and the lack of new CD-ROM product releases as we shifted our focus toward online efforts. In 1995, we entered into a five year distribution agreement which allowed for the promotion, marketing and distribution of certain of our CD-ROM products. The agreement also provided for minimum levels of sales through the year 2000. In December 1998, we received a $603,000 payment related to minimum sales requirements from the termination of the CD-ROM distribution agreement. We do not anticipate receiving any significant product sales and licensing revenue from CD-ROM products in the future.

Cable television licensing revenue

Cable television licensing revenue reflects revenue from the content and royalty agreement with America's Health Network (AHN). Under the agreement, we are licensing multimedia content to AHN starting in May 1995 and are to receive minimum licensing royalties over the life of the agreement. The revenue was being recognized evenly over the expected life of the agreement. In June 1997, as a result of our not receiving our quarterly payment, we stopped recognizing revenue under the AHN agreement.

COSTS AND EXPENSES

Total cost and expenses in 1999 increased $38,834,000 or 310%, to $51,375,000 from $12,541,000 in 1998. The increase was primarily due to increased sales and marketing efforts related to our onhelath.com Web site and increased product development, editorial and design expenses.

Product Development, Editorial & Design

In 1999 and 1998 product development, editorial and design expenses consist primarily of compensation and related costs for our development, editorial, design systems staff, consulting fees, third-party content acquisition costs and Web site maintenance and enhancement costs related to our onhelath.com Web site. In 1997, product development, editorial and design expenses also included CD-ROM development costs. The increase in product development, editorial and design expenses of $3,149,000, or 70%, from $4,511,000 in 1998 to $7,660,000 in 1999, was primarily due to the increase in the use of consultants and staff required to enhance and maintain the onhealth.com Web site. The decrease in product development, editorial and design expenses of $2,273,000, or 34%, from $6,784,000 in 1997 to $4,511,000 in 1998 reflects the shift from CD-ROM products towards an internet focused business. Product development, editorial & design expenses are expected to increase in 2000 as we continue to build our infrastructure and increase product offerings.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and sales commissions, advertising costs, travel and public relations. Sales and marketing expenses increased $31,415,000, or 558%, from $5,626,000 in 1998 to $37,041,000 in 1999. The increase was primarily the result of increased advertising expenses related to the roll out of our redesigned onhealth.com Web site during July 1999 as well as increased headcount. The broad-based consumer targeted advertising campaign, which includes online, television, radio and outdoor advertising, commenced early in the third quarter of 1999. We intend to continue our advertising campaign in 2000 and, as a result, we expect sales and marketing expenses to increase over 1999 amounts.

Sales and marketing expenses increased $4,279,000, or 318%, from $1,347,000 in 1998 to $5,626,000 in 1997. The increase primarily relates to increased marketing activities for our onhealth.com web site. In July 1998, we began a marketing campaign to promote the launch of the onhealth.com web site, which included online and radio advertising.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting and legal expenses, investor relations and fees for other professional services. General and administrative expenses increased $2,495,000, or 110%, from $2,274,000 in 1998 to $4,769,000 in 1999. The increase was due to increased employee costs as a result of increased headcount, legal fees and settlements, travel and bad debt expense. Year-to-date legal fees and settlements include $468,000 for settlement and legal costs related to two lawsuits. We expect general and administrative expenses to increase in 2000 as the operations of HDI will be included in our consolidated financial statements for a full year.

General and administrative expenses were $2,274,000 in 1998, compared to $6,892,000 in 1997, a decrease of $4,618,000, or 67%. The large decrease in 1998 relative to 1997 reflects substantially reduced legal costs, reduced bad debt costs, and general cost cutting measures including reduced rent costs from our relocation to smaller facilities. The 1997 costs also included certain special charges including costs to relocate the Company from Minneapolis, Minnesota to Seattle, Washington.

Amortization of Intangibles and Goodwill

Amortization of intangibles and goodwill totaled $504,000 in 1999 and is related to the amortization of goodwill and identifiable intangibles recorded in connection with the 1999 business acquisitions. There was no such amortization in 1998 and 1997. Amortization of intangibles and goodwill are expected to increase in 2000, as a full year of amortization will be included in the financial statements.

Stock-based Compensation

Stock-based compensation is principally comprised of the portion of acquisition related consideration which is contingent on the continued tenure of key employees, which must be recorded as compensation expense under generally accepted accounting principles, and the compensation expense related to stock option grants. The 1999 stock-based compensation includes amortization of the compensation arrangements in connection with the acquisitions of BabyData.com in the third quarter of 1999 and HDI in the fourth quarter of 1999, aggregating $822,000. The stock-based compensation amounts related to options granted with an exercise price less than the fair value of the underlying common stock is $579,000 in 1999 and $130,000 in 1998. Stock-based compensation is expected to increase in 2000, as the remaining amortization related to the two 12-month employment contracts, which became effective September 9, 1999 and November 29, 1999, will be included in the financial statements.

Interest Income (Expense), Net

Interest  income  (expense),  net was $279,000,  $84,000 and $(158,000) in 1999,
1998 and 1997, respectively. The 1999 net interest income (expense) includes interest income of $387,000, and interest expense, the majority of which is related to the Searle note payable of $108,000. The increase in 1999 was due to the interest earned on the cash balances as a result of financings completed during the first and third quarters of 1999. The increase in net interest income (expense), net from 1997 to reflects the lack of debt in 1998 relative to 1997. The 1997 net interest income (expense), net includes interest expense of $264,000 related to $3,500,000 in convertible subordinated debentures, which were outstanding for ten months in 1997. These debentures were converted to common stock in October 1997.

Other Income (Expense), Net

Other income (expense),  net was $2,000, $(4,000) and $473,000 in 1999, 1998 and
1997, respectively. The 1998 other expense of $4,000 included a $285,000 loss related to fixed asset disposals, a $562,000 gain related to the collection of a previously reserved accounts receivable, and a $281,000 revenue sharing payment related to the collection of the receivable.

The 1997 other income (expense), net of $473,000 included a $2,700,000 cash payment that we received in connection with the transfer of ownership of our O@sis Web site to Mayo. This was partially offset by other expense of $2,229,000 in connection with our conversion of Convertible Subordinated Debentures. The expense represents the excess of the fair market value of Common Stock issued over the fair value of the Common Stock issuable pursuant to the original conversion terms of the debentures.

Income Taxes

We have not recorded a current or deferred provision for income taxes for the periods presented due to the history of losses incurred.

LIMITATION ON USE OF NET OPERATING LOSS AND OTHER TAX CREDIT CARRYFORWARDS

At December 31, 1999, we had available net operating loss carryforwards of approximately $130,323,000 and available research and development credits of approximately $442,000 for federal income tax purposes. The net operating loss carryforwards and the credits expire at various times through 2019. These carryforwards are subject to the limitations of Internal Revenue Code Section
382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes.

INFLATION

Management believes that inflation has not had a material impact on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, we had cash and cash equivalents of $10,142,000. Total cash used by operating activities during 1999 was $43,398,000, which was primarily due to a net loss of $47,327,000. Investing activities used net cash of $1,187,000 primarily for purchases of computer equipment and leasehold improvements due to the growth in personnel. Financing activities provided cash of $52,608,000 through the private placement of common stock in the first quarter and public offerings in second and third quarters, aggregating $49,676,000, net of offering costs; proceeds from the exercise of stock options $1,347,000; and the exercise of warrants, $1,585,000.

In February 2000, we agreed to merge with Healtheon/WEBMD Corporation ("Healtheon/WEBMD"). In connection with the merger agreement, Healtheon/WEBMD has agreed to lend us up to $30 million for working capital needs. The amounts borrowed under this line of credit are due on February 15, 2001. We believe our cash and cash equivalents, including the $30 million lending commitment by Healtheon/WEBMD, will be sufficient to fund our operations through December 31, 2000. Operations generated a negative cash flow during 1997, 1998 and 1999, and we expect a significant use of cash in 2000 as it markets and expands it Web site. Any material unforeseen increase in expenses or reductions in projected revenues will likely require us to seek additional debt or equity financing. If additional cash is required, we may need to reduce our expenditures or curtail certain operations. There can be no assurance that additional capital, on a debt or equity basis, will be found, or if found that it will be on economically viable terms.

YEAR 2000

We have experienced no disruptions or problems regarding the year 2000 changeover. As part of our year 2000 plan, prior to January 1, 2000, we assessed its internal systems consisting primarily of desktop and network computers, and third-party software utilized in our day-to-day operations. Our assessment was completed as of January 1, 2000 and indicated all systems were operating as normal. As of the date of the filing of this document, all of our internal hardware and software continue to operate as normal and to-date, all vendors utilized by us in our daily operations are operating normally and have not indicated any year 2000 anomalies. Based upon the successful transition through the January 1, 2000 rollover period, we do not anticipate any problems to materialize. Our expenditures for the year 2000 effort were not material and we do not expect to incur any material costs in 2000 with regards to year 2000.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                                    FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Set forth are the executive officers and directors of the Company as of March 24, 2000.

         Name           Age                      Title
---------------------- ------- -------------------------------------------------
 Robert N. Goodman       47      Chief Executive Officer, President and Director
 Rebecca J. Farwell      38      Executive Vice President, General Manager
 Ronald M. Stevens       36      Chief Financial Officer
 Michael A. Brochu       46      Chairman of the Board
 Ann Kirschner           49      Director
 Ram Shriram             42      Director
 Rick Thompson           40      Director



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

Rebecca J. Farwell joined the Company in February 1998 and currently serves as Executive Vice President and General Manager. Prior to that, she was the editorial director for Discovery Channel Online (DCOL) and Discovery Publishing. She began her career at The Discovery Channel in 1987 as the managing editor of The Discovery Channel Magazine.

Ronald M. Stevens joined OnHealth in August 1999 as Chief Financial Officer. From May 1996 to August 1999, he served as General Manager and Senior Vice President of Sierra-On-Line, Inc., a leader in entertainment software. From May 1994 to May 1996, he served as Corporate and Divisional Controller of Sierra-On-Line.

Michael A. Brochu has been a Director of the Company since April 1997 and has also served as Chairman of the Board of Directors of the Company since October 1997. Mr. Brochu has served as President and Chief Executive Officer of Primus, Inc., an electronic customer relationship management ("eCRM") company, since November 1997. From October 1995 to October 1997, he served as President and
Chief Operating Officer of Sierra On-Line, Inc., a leader in entertainment software, and as its Chief Financial Officer and Executive Vice President from July 1994 to October 1995. From 1987 to July 1994, Mr. Brochu served in the positions of Senior Vice President, Chief Financial Officer and Chief Operating Officer of Burlington Environmental, Inc., a division of Burlington Resources, Inc.

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

Ram Shriram has been a Director of the Company since February 1998. Mr. Shriram is currently the Managing Partner of Sherpalo LLC, an early stage venture fund. From September 1998 to September 1999, Mr. Shriram served as Vice-President of Business Development at Amazon.com, an Internet retailer. From May 1998 to September 1998, he served as President and Chief Operating Officer of Junglee Corporation, a company that enables Web users to locate, compare and transact goods and services on the Internet. Junglee was acquired by Amazon.com in September 1998. From February 1994 to February 1998, he served as Vice President of Netscape Communications Corporation and from October 1990 to November 1994, Mr. Shriram was Netscape's Director, Channel Sales of Network Computing Devices.

Rick Thompson has been a Director of the Company since February 1998. Mr. Thompson has served as Vice President and General Manager of Microsoft Corporation's Hardware Division since October 1987. Mr. Thompson manages the division's product lines and oversees development.

ITEM 11.        EXECUTIVE COMPENSATION

  SUMMARY COMPENSATION TABLE

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last three fiscal years to each person who served as Chief Executive Officer during fiscal 1999 and the only other executive officer who earned more than $100,000 in salary and bonuses in 1999.

                                                                                   Long Term Compensation
                                                                          -------------------------------------
                                                                                   Awards             Payouts
                                                                          --------------------------  ---------
                                                                           Restricted
                                                                             Stock
                                        Annual Compensation                  Awards                             All Other
Name and Principal            Fiscal   ----------------------------------    Awards                     LTIP   Compensation
     Position                  Year    Salary ($)   Bonus ($)   Other ($)     ($)         Options       ($)        ($)
-------------------------     ------   ----------   ------    ----------   ----------     -------      ------- ------------

Robert N. Goodman              1999    180,000      110,000        -            -         650,000        -           -
  President and Chief          1998    180,000      110,000        -            -         300,000        -           -
  Executive Officer (2)        1997     18,548       35,000        -            -         450,000        -           -


Rebecca Farwell                1999    130,000       50,000                     -         310,000        -           -
  General Manager (1)          1998    123,559          -          -            -         115,000        -        50,000

--------------

(1) Ms. Farwell joined the Company on February 2, 1998. All Other Compensation consists of relocation paid to Ms. Farwell during 1998.

(2) Mr. Goodman joined the Company on November 24, 1997 at an annual salary of $180,000.


 OPTION GRANTS DURING 1999 FISCAL YEAR

The following table provides information regarding stock options granted during fiscal 1999 to the named executive officers in the Summary Compensation Table. The Company has not granted any stock appreciation rights.

                                                                                            Potential Realizable Value at
                                                                                            Assumed Annual Rates of Stock
                                              Total Options                                 Price Appreciation for Option
                           Number of Shares     Granted to     Exercise or                            TERM(2)
                              Underlying        Employees      Base Price     Expiration    ------------------------------
      NAME                 Options Granted    In Fiscal Year   Per Share(1)      Date           5%                10%
-------------------        ---------------   ---------------   ------------   -----------   -----------       -----------

Robert N. Goodman            500,000 (3)          14.60%        $    4.75     01/03/09      $ 1,493,625       $ 3,785,138
                             150,000 (4)           4.38             11.0625   07/01/09        1,043,572         2,644,616


Rebecca Farwell               65,000 (5)           1.90%        $    4.75     01/03/09      $   194,171       $   492,068
                              25,000 (6)           0.73              8.9375   06/14/09          140,519           356,102
                             220,000 (7)           6.42             11.0625   07/01/09        1,530,572         3,878,771

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

(3) The option was granted on January 4, 1999 and became exercisable to the extent of 100,000 on January 4, 2000 and will become exercisable to the extent of 100,000 shares on January 4 of each year beginning January 4, 2001 through January 4, 2004.

(4) The option was granted on July 2, 1999 and will become exercisable to the extent of 30,000 shares on July 2 of each year beginning July 2, 2000 through July 2, 2004.



(5) The option was granted on January 4, 1999 and became exercisable to the extent of 16,250 shares on January 4, 2000, 1,354 shares on each of February 4, 2000 and March 4, 2000 and will become exercisable to the extent of 1,354 shares on the 4th day of each month from April 4, 2000 through January 4, 2003.

(6) The option was granted on June 15, 1999 and will become exercisable to the extent of 6,250 shares on June 15, 2000 and to the extent of 520 shares on the 15th day of each month from July 15, 2000 through June 15, 2003.

(7) The option was granted on July 2, 1999 and will become exercisable to the extent of 55,000 shares on July 2 of each year beginning July 2, 2000 and to the extent of 4,583 shares on the 2nd day of each month from August 2, 2000 through August 2, 2003.


OPTION EXERCISES DURING 1999 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


The following table provides information as to options exercised by the named executive officers in the Summary Compensation Table during 1999 and the number and value of all outstanding options at December 31, 1999. The Company has no outstanding stock appreciation rights.

                                                                                                  Value of
                                                                    Number of                   Unexercised
                                                                   Unexercised                  In-the-Money
                                                                    Options at                   Options at
                                  Shares                        December 31, 1999            December 31, 1999
                                 Acquired        Value             Exercisable/                 Exercisable/
         Name                  On Exercise     Realized           Unexercisable               Unexercisable(1)
 --------------------       ----------------- ------------  --------------------------      ---------------------
 Robert N. Goodman                   -              -           1,823,089 exercisable        $    1,823,089
                                                                3,655,736 unexercisable      $    3,974,411

 Rebecca Farwell                     -              -             287,276 exercisable        $      287,276
                                                                  151,686 unexercisable      $      619,076
------------

(1) Value is calculated on the basis of the difference between the option exercise price and $8.938, the closing sale price for the Company's Common Stock at December 31, 1999 as quoted on the Nasdaq National Market, multiplied by the number of shares underlying the option.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

In August 1999, the Company entered into an employment agreement with Ronald Stevens. Pursuant to the agreement, Mr. Stevens shall be employed as the Chief Financial Officer, receive an annual base salary of $125,000 and shall be entitled to be considered for an annual cash bonus of up to 50,000. If his employment is terminated for reasons other than (i) due to Mr. Stevens' death or permanent disability; (ii) by OnHealth for Just Cause; or (iii) by Stevens without Good Reason he will be entitled to severance benefits. Severance benefits will include continuance of his base salary and continued stock option vesting benefits for a period of 12 months.

In February 2000, the Company finalized its employment agreement with Robert Goodman. Pursuant to the agreement, Mr. Goodman shall be employed as the President and Chief Executive Officer, receive an annual base salary of $180,000 and shall be entitled to be considered for an annual cash bonus of up to 50% of his annual base salary. If his employment is terminated for reasons other than
(i) due to Mr.  Goodman's  death or permanent  disability;  (ii) by OnHealth for

Just Cause; or (iii) by Goodman without Good Reason he will be entitled to severance benefits. Severance benefits will include continuance of his base salary and continued stock option vesting benefits for a period of 24 months.


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

Long-Term Incentives. The Committee believes that stock options are an excellent vehicle for compensating its officers and employees. The Company provides long-term incentives through its 1997 Stock Option Plan, 1991 Stock Option Plan and New Hire Stock Option Plans, the purpose of which is to create a direct link between executive compensation and increases in shareholder value. Stock options are granted at fair market value and vest in installments generally over three to five years. When determining option awards for an executive officer, the Committee considers the executive's current contribution to Company performance, the anticipated contribution to meeting the Company's long term strategic performance goals, and industry practices and norms. Long-term incentives granted in prior years and existing levels of stock ownership are also taken into consideration. Because the receipt of value by an executive officer under a stock option is dependent upon an increase in the price of the Company's Common Stock, this portion of the executive's compensation is directly aligned with an increase in shareholder value.

Chief Executive Officer Compensation

Mr. Goodman's base salary, annual incentive award and long-term incentive compensation are determined by the Committee based upon the same factors as those employed by the Committee for executive officers generally. Mr. Goodman's current annual base salary is $225,000 with a potential bonus of up to 50 percent. His salary is subject to annual review and increase by the Board of Directors of the Company. During fiscal 1999, Mr. Goodman was granted options to purchase 500,000 and 150,000 shares of Common Stock at an exercise price of $4.75 and $11.06 per share respectively, the fair market value of the Company's Common Stock on the dates of the grants. As Mr. Goodman is a member of the Compensation Committee, he excused himself from all discussions, deliberations and determinations relating to the compensation of the Chief Executive Officer.

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


                                          COMPENSATION COMMITTEE


                                          MICHAEL BROCHU
                                          RAM SHRIRAM
                                          ROBERT GOODMAN



                      COMMON STOCK PRICE PERFORMANCE CHART

The following graph compares the yearly percentage change in the cumulative total shareholder return for the Company, the Nasdaq U.S. Companies Index and the Nasdaq Computer and Data Processing Services Stock Index for the period from December 31, 1994 to December 31, 1999. The Nasdaq Computer and Data processing Services Stock Index is prepared by Nasdaq and includes all companies in the Standard Industry Code 737 (computer programming, data processing and other computer-related services), which are included in the Nasdaq U.S. Companies Index. A list of the companies included in the Nasdaq Computer and Data Processing Services Stock Index is available from the Company upon request. The graph assumes that $100 was invested on December 31, 1994.



                                 [CHART OMITTED]

                                                                                   YEAR END
                                                        1994          1995        1996        1997        1998       1999
                                                    -------------- ----------- ---------  ----------- ----------- ----------

IVI Publishing, Inc./ OnHealth Network Company*          $100.00     $114.13    $ 27.71     $ 22.28     $ 43.48     $ 77.72
Nasdaq Index (U.S.)                                      $100.00     $141.33    $173.89     $213.07     $300.25     $542.43
Nasdaq Comp & Data Proc. Index                           $100.00     $152.28    $187.95     $230.90     $412.23     $871.27

*Prior to June 16, 1998, the Company's name was IVI Publishing, Inc.



ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company's Common Stock beneficially owned by (i) each director and nominee for election to the Board of Directors of the Company; (ii) each of the named executive officers;
(iii) all directors and executive officers as a group; and (iv) to the best of the Company's knowledge, all beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock as of March 22, 2000. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated.

Effective February 15, 2000, certain shareholders of the Company holding in excess of 45% of the outstanding common stock of the Company entered into agreements with Healtheon/WebMD granting Healtheon/WebMD a proxy to vote the shares of Company's common stock held by such shareholders (the "Voting Agreements"). The execution of the Voting Agreements triggered accelerated vesting of outstanding stock options granted under the Company's Stock Option Plans. As a result all unvested stock options became fully vested. Twenty members of Senior Management agreed to waive the vesting until the later of the closing of the transaction, or the termination of the Merger Agreement.



                                               Common Shares
      Name (And Address of 5%                  Beneficially          Percent of
   Holder) or Identity of Group(1)               Owned(2)              Class(2)
------------------------------------------    ------------------     ----------
Robert N. Goodman                                  430,625   (3)         1.76%
Rebecca Farwell                                     85,104   (4)           *
Michael A. Brochu                                  280,000   (5)         1.15%
Ann Kirschner                                       80,000   (6)           *
Ram Shriram                                         80,000   (7)           *
Rick Thompson                                       80,000   (8)           *
Van Wagoner Capital Management, Inc.            10,327,600   (9)        43.02%
All Directors and Executive
 Officers as a Group (6 persons)                 1,035,729  (10)         4.14%
---------------------------

  *      Less than 1% of the outstanding shares of Common Stock.

(1) The addresses of the more than 5% holder is: Van Wagoner Group (Van Wagoner Capital Management, Inc. and Van Wagoner Funds, Inc.) - 345 California Street, Suite 2450, San Francisco. CA 94104.

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

(3) Includes 430,625 shares that may be purchased by Mr. Goodman upon exercise of currently exercisable options.

(4) Includes 85,104 shares that may be purchased by Ms. Farwell upon exercise of currently exercisable options.

(5) Includes 280,000 shares that may be purchased by Mr. Brochu upon exercise of currently exercisable options.

(6) Includes 80,000 shares that may be purchased by Ms. Kirschner upon exercise of currently exercisable options.

(7) Includes 80,000 shares that may be purchased by Mr. Shriram upon exercise of currently exercisable options.

(8) Includes 80,000 shares that may be purchased by Mr. Thompson upon exercise of currently exercisable options.

(9) Of the shares, 9,823,650 shares are owned by Van Wagoner Funds, Inc. ("Van Wagoner Funds"), and 503,950 shares are owned by clients of Van Wagoner Capital Management, Inc. ("Van Wagoner Capital"). Van Wagoner Funds has the sole power to vote 9,823,650 shares. Van Wagoner Capital has no power to vote on 503,950 shares and has sole investment power for all of the shares, including the shares held by Van Wagoner Funds. The Company has relied on information contained in a Schedule 13G Amendment filed with the Securities and Exchange Commission on February 24, 2000 by Van Wagoner Funds and Van Wagoner Capital as a group.

(10) Includes 1,035,729 shares that may be purchased upon exercise of currently exercisable options.



ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

         (1)  Financial Statements
                                                                           PAGE
                                                                           ----
              Report of Ernst & Young LLP, Independent Auditors............ F-1
              Balance Sheet as of December 31, 1999 and 1998............... F-2
              Consolidated Statements of Operations for the years
                ended December 31, 1999, 1998 and 1997..................... F-3
              Consolidated Statements of Shareholders' Equity
                for the years ended December 31, 1999, 1998 and 1997....... F-4
              Consolidated Statements of Cash Flows for the years
                ended December 31, 1999, 1998 and 1997..................... F-5
              Notes to Financial Statements................................ F-6


         (2)  Financial Statement Schedules
                                                                           PAGE
                                                                           ----
              Valuation and Qualifying Accounts............................ S-1


              All other schedules are omitted because they are not applicable, or not required because the required information is included in the Financial Statements or notes thereto.

         (3)  Exhibits and Reports on Form 8-K

                  (a) Exhibits With Each Management Contract or Compensatory
                      Plan or Arrangement Required to be Filed Identified.

                      See paragraph (c) below.

                  (b) Reports on Form 8-K.

                      The following reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1999: on October 26, 1999 to report their third quarter 1999 results, on November 23, 1999 to amend the September 15, 1999 filing, which announced the third quarter 1999 BabyData acquisition, to include the related financial statements and pro forma information, and on December 14, 1999 to announce the third quarter 1999 acquisition of HDI, including certain related financial statements.

                  (c) Exhibit Listing.

                      Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

                            ONHEALTH NETWORK COMPANY
                                  EXHIBIT INDEX
                       FISCAL YEAR ENDED DECEMBER 31, 1999

   Exhibit
   Number                                              Description                                             Ref.
------------   ---------------------------------------------------------------------------------------------  -----

     2.1         Agreement and Plan of Reorganization among OnHealth Network Company, BabyData.com Inc., BB
                   Acquisition, Inc. and the stockholders of BabyData.com Inc. dated as of September 9,
                   1999.                                                                                       (L)
     2.2         Agreement and Plan of  Reorganization  among  OnHealth  Network Company,
                   Demand  Management,   Inc.,  DMISub,   Inc.,  Health Decisions,  Inc., HDISub, Inc.,
                   Health Decisions International, LLC and Donald M. Vickery, the sole shareholder of
                   HDI and DMI dated as of November 19, 1999.*                                                 (M)
     2.3         Agreement  and Plan of Merger  dated  February  15, 2000 by and among Healtheon/WebMD Corporation, Tech Acquisition Corporation
                   and OnHealth Network Company                                                                (N)
     3.1         Amended and Restated Articles of Incorporation of the Company.                                (K)
     3.2         Bylaws of the Company.                                                                        (A)
     4.1         Form of Stock Certificate.                                                                    (B)
     9.1         Voting Agreement dated February 15, 2000 executed by Healtheon/WebMD Corporation, Tech
                   Acquisition Corporation and OnHealth Network Company and Jon C. Baker, Van Wagoner
                   Funds, Inc., David R. Wilmerding, Michael A. Brochu, Rebecca Farwell, Robert N.
                   Goodman, Ann Kirschner, Ram Shriram, Ronald Stevens and Rick Thompson.                      (N)
    10.1         License Agreement, dated April 24, 1991, among the Company, William Morrow Company and Mayo
                   Foundation for Medical Education and Research, as amended.                                  (B)
    10.2         Electronic Publishing License, Development and Marketing Agreement, dated April 28, 1993,
                   between the Company and Mayo Foundation for Medical Education and Research.                 (B)
    10.3         401(k) Savings and Investment Plan.                                                           (B)
    10.4         1997 Stock Option Plan, as amended.                                                           (C)
    10.5         IVI Publishing, Inc. Director Stock Option Plan, as amended.                                  (D)
    10.6         License Agreement, dated February 9, 1994, between the Company and Time Life, Inc. and
                   First Amendment to Titles Development Agreement, dated as of February 9, 1994 between
                   the Company and Time Life, Inc.                                                             (D)
    10.8         License, Development and Marketing Agreement, dated September 28, 1994, between the Company
                   and Time Life, Inc.*                                                                        (E)
    10.9         1994 License, Development and Marketing Agreement, dated September 27, 1994, between the
                   Company and Mayo Foundation for Medical Education and Research.*                            (E)
    10.10        Agreement between America's Health Network, Inc. and the Company, dated May 25, 1995.*        (F)
    10.11        Amendment No. 2 to License Agreement among William Morrow Company, Mayo Foundation for
                   Medical Education and Research and the Company, dated December 29, 1995.*                   (F)
    10.12        Financial  Advisor and  Consulting  Agreement  with Frazier & Company  LP, dated
                   July 14,  1994,  as  amended by a letter agreement, dated June 28, 1995.**                  (G)
    10.13        Settlement Agreement and Mutual Release dated September 12, 1997 between the Company and
                   Mayo Foundation for Medical Education and Research.                                         (H)
    10.14        Sublicense Agreement dated September 12, 1997 between the Company and Mayo Foundation for
                   Medical Education and Research.                                                             (H)
    10.15        Letter Agreement dated November 9, 1997 between the Company and Robert Goodman.**             (I)
    10.16        Subscription  Agreement,  dated January 29, 1999, among the Company and certain investors
                   named therein.                                                                              (J)
    10.17        Employment Agreement, dated August 16, 1999, between the Company and Ronald Stevens.**
    10.18        Employment Agreement, dated February 15, 2000, between the Company and Robert Goodman.**
    23.1         Consent of Ernst & Young LLP, Independent Auditors
    27           Financial Data Schedule (electronic version only)
-----------------------------------


     (A) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 333-69989, filed with the Securities and Exchange Commission on December 31, 1998.
     (B) Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-67064, (file number 0-22212) filed with the Securities and Exchange Commission in 1993.
     (C) Incorporated herein by reference to the Company's Preliminary Proxy Statement for the Annual Meeting of Shareholders held June 16, 1998 on Form PRE 14A, filed with the Securities and Exchange Commission on May 6, 1998.
     (D) Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-76496, filed with the Securities and Exchange Commission in 1994.
     (E) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission.
     (F) Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K/A for the year ended December 31, 1995 filed with the Securities and Exchange Commission on October 4, 1996.
     (G) Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.
     (H) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission on November 12, 1997.
     (I) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 15, 1998.
     (J) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.
     (K) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 333-81321, filed with the Securities and Exchange Commission on June 22, 1999.
     (L) Incorporated herein by reference to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 1999.
     (M) Incorporated herein by reference to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on December 14, 1999.
     (N) Incorporated herein by reference to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2000.

* Portions of the Exhibit have been omitted pursuant to the Company's request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Act of 1933, as amended.

**       Management Agreement or Compensatory Plan or Arrangement


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington, on the 25th day of March, 2000.



                                    ONHEALTH NETWORK COMPANY

                                    By:  /S/ ROBERT N. GOODMAN
                                         -------------------------------------
                                         Robert N. Goodman
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and dates indicated.

       SIGNATURE                         TITLE                               DATE
------------------------  ----------------------------------------     ----------------

/S/ ROBERT N. GOODMAN      President, Chief Executive Officer and        March 25, 2000
---------------------      Director (Principal Executive Officer)
    Robert N. Goodman

/S/ RONALD M. STEVENS      Chief Financial Officer (Principal            March 27, 2000
---------------------      Financial and Accounting Officer)
    Ronald M. Stevens

/S/ MICHAEL A. BROCHU      Chairman of the Board                         March 27, 2000
---------------------
    Michael A. Brochu

/S/ ANN  KIRSHNER          Director                                      March 24, 2000
---------------------
    Ann  Kirshner

/S/ RAM  SHRIRAM           Director                                      March 23, 2000
---------------------
    Ram  Shriram

/S/ RICK  THOMPSON         Director                                      March 23, 2000
---------------------
    Rick  Thompson

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
OnHealth Network Company

     We have audited the accompanying consolidated balance sheets of OnHealth Network Company as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OnHealth Network Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therin.


                                          /s/ ERNST & YOUNG LLP
Seattle, Washington
February 18, 2000

                                 ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                  (In thousands, except per share data)

                                                                                      December 31,
                                                                            ---------------------------------
                                                                                 1999              1998
                                                                            ---------------    --------------
ASSETS:

Current assets:
      Cash and cash equivalents                                             $      10,142      $       2,119
      Restricted cash                                                                 500                  -
      Accounts receivable, net of allowances of $413 (1999) and
           $256 (1998)                                                              1,870                509
      Inventories                                                                      15                  -
      Prepaid advertising                                                           6,848                197
      Other current assets                                                            401                212
                                                                            ---------------    --------------
Total current assets                                                               19,776              3,037

Furniture and equipment, net                                                        2,137                735
Intangibles and goodwill, net                                                      10,754                  -
Other non-current assets                                                               53                122
                                                                            ---------------    --------------
Total assets                                                                $      32,720      $       3,894
                                                                            ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                          $       2,000      $           -
     Accounts payable                                                               6,515              1,526
     Deferred revenue                                                                 859                 95
     Other accrued expenses                                                         2,383              2,574
                                                                            ---------------    --------------
Total current liabilities                                                          11,757              4,195

Non-current liabilities                                                                68                  -

Commitments and contingencies

Shareholders' equity:
      Preferred stock, $0.01 par value; authorized, 1,000; issued and
          outstanding, none                                                             -                  -
      Common stock, $0.01 par value; authorized, 100,000; issued
          and outstanding, 23,812 (1999) and 12,800 (1998)                            238                128
      Additional paid-in-capital                                                  162,662             89,159
      Accumulated deficit                                                        (136,842)           (89,515)
      Deferred compensation                                                        (5,163)               (73)
                                                                            ---------------    --------------
Total shareholders' equity (deficit)                                               20,895               (301)
                                                                            ---------------    --------------
Total liabilities and shareholders' equity                                  $      32,720      $       3,894
                                                                            ===============    ==============



     The accompanying notes are an integral part of the financial statements

                    ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                     Year Ended December 31,
                                                       -----------------------------------------------------
                                                            1999               1998               1997
                                                       ---------------    ---------------    ---------------

Net revenue                                            $       3,767      $       1,522      $       3,761

Costs and  expenses:
     Product development, editorial & design                   7,660              4,511              6,784
     Sales and marketing                                      37,041              5,626              1,347
     General and administrative                                4,769              2,274              6,892
     Amortization of intangibles and goodwill                    504                  -                  -
     Stock-based compensation                                  1,401                130                  -
                                                       ---------------    ---------------    ---------------
            Total costs and expenses                          51,375             12,541             15,023
                                                       ---------------    ---------------    ---------------
Loss from operations                                         (47,608)           (11,019)           (11,262)

Interest income (expense), net                                   279                 84               (158)
Other income (expense), net                                        2                 (4)               473
                                                       ---------------    ---------------    ---------------
       Total interest and other income (expense)                 281                 80                315
                                                       ---------------    ---------------    ---------------
Net loss                                                     (47,327)           (10,939)           (10,947)

Preferred stock dividends                                          -               (103)              (100)
Preferred stock accretion                                          -               (702)               (43)
Preferred stock deemed dividend                                    -               (220)            (2,875)
                                                       ---------------    ---------------    ---------------
Net loss applicable to common shareholders             $     (47,327)     $     (11,964)     $     (13,965)
                                                       ===============    ===============    ===============

Net loss per common share-
     Basic and diluted                                 $       (2.70)     $       (1.12)     $       (1.73)
                                                       ===============    ===============    ===============

Weighted average number of common shares
     outstanding                                              17,529             10,680              8,056
                                                       ===============    ===============    ===============




     The accompanying notes are an integral part of the financial statements

                    ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)

                                            Common Stock
                                       -----------------------     Additional                                              Total
                                                       Par          Paid-In        Accumulated          Deferred      Shareholders'
                                        Shares        Value         Capital          Deficit          Compensation       Equity
                                       ----------    ---------    -----------     -------------    ----------------  --------------

Balance at December 31, 1996           $  7,612      $    76      $  70,453        $   (67,629)    $              -  $        2,900
Issuance of common stock:
   Exercise of options                       59            1             97                  -                    -              98
   Lawsuit settlement                       175            2            431                  -                    -             433
Return of common stock per Mayo
  agreement                                (490)          (5)             5                  -                    -               -
Preferred stock conversion to
  common                                  1,000           10          1,938                  -                    -           1,948
Dividends on convertible
  redeemable preferred stock
  ($0.05 per share)                           -            -           (100)                 -                    -            (100)
Preferred stock accretion                     -            -            (43)                 -                    -             (43)
Convertible subordinated debenture
   conversion to common                   1,750           17          5,712                  -                    -           5,729
Net loss                                      -            -            -              (10,947)                   -         (10,947)
                                       ----------    ---------    -----------      -------------    ----------------    ------------
Balance at December 31, 1997             10,106          101         78,493            (78,576)                   -              18
Issuance of common stock:
   Private placements                     1,543           15          5,675                  -                    -           5,690
   Exercise of options                      371            4          1,064                  -                    -           1,068
   Services                                  47            -            365                  -                    -             365
Discount on sale of convertible
   redeemable preferred stock                 -            -            702                  -                    -             702
Preferred stock conversion to
   common stock                             733            8          3,622                  -                    -           3,630
Cash dividends on convertible
   redeemable preferred stock
   ($0.06 per share)                          -            -             (3)                 -                    -              (3)
Non-cash dividends -
   preferred stock                            -            -           (100)                 -                    -            (100)
Accretion of discount on
   preferred stock                            -            -           (702)                 -                    -            (702)
Preferred stock deemed
   dividend                                   -            -           (220)                 -                    -            (220)
Issuance of stock options and
   warrants for services                      -            -             60                  -                    -              60
Deferred compensation                         -            -            203                  -                 (203)              -
Amortization of deferred compensation         -            -              -                  -                  130             130
Net loss                                      -            -              -            (10,939)                   -         (10,939)
                                       ----------    ---------    -----------      -------------      ----------------  ------------
Balance at December 31, 1998             12,800          128         89,159            (89,515)                 (73)           (301)
Issuance of common stock:
   Public offerings                       5,500           55         35,529                  -                               35,584
   Private placements                     2,596           26         14,066                  -                               14,092
   Exercise of options                      345            4          1,343                  -                                1,347
   Exercise of warrants                     356            3          1,582                  -                                1,585
   Services                                 647            6          6,119                  -                                6,125
   Business acquisitions                  1,568           16         12,995                  -               (4,622)          8,389
Deferred compensation                         -            -          1,869                  -               (1,869)              -
Amortization of deferred compensation         -            -              -                  -                1,401           1,401
Net loss                                      -            -              -            (47,327)                  -          (47,327)
                                       ----------    ---------    -----------      -------------    ----------------    ------------
                                         23,812      $   238      $ 162,662        $   136,842)     $       (5,163)     $    20,895
                                       ==========    =========    ===========      =============    ================    ============

    The accompanying notes are an integral part of the financial statements

                                     ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                              Year ended December 31,
                                                                 ---------------------------------------------------
                                                                      1999              1998              1997
                                                                 ---------------    --------------    --------------

Cash flows from operating activities:
     Net loss                                                    $     (47,327)     $     (10,939)    $     (10,947)
     Adjustments to reconcile net loss to cash used
       in operating activities:
          Depreciation and amortization                                    851                722             1,252
          Interest expense associated with debenture
             conversion                                                      -                  -             2,229
          Loss on disposition of  furniture and equipment                    -                285               711
          Provision for (recoveries of) doubtful
             accounts and returns                                          117               (755)            2,336
          Amortization of prepaid advertising and other
             services, paid by  stock issuances                          1,676                  8                 -
          Amortization of deferred compensation                          1,401                130                 -
          Common stock issued as litigation settlement                       -                  -               433
          Common stock issued for services                                   -                365                 -
          Changes in assets and liabilities:
             (Increase) in restricted cash                                (500)                 -                 -
             (Increase) decrease in accounts receivable                   (934)               583             1,461
             Decrease in inventories                                         2                150                 5
             (Increase) decrease in other current assets                (2,311)               (25)              253
             (Increase) decrease in other non-current assets                69               (122)            1,885
             Increase (decrease) in accounts payable                     4,765               (393)           (1,287)
             Increase (decrease) in other accrued expenses              (1,207)                29               760
                                                                 ---------------    --------------    --------------
Net cash used in operating activities                                  (43,398)            (9,962)             (909)

Cash flows from investing activities:
      Proceeds from disposition of furniture and fixtures                    -                217                61
      Capital expenditures                                              (1,028)              (689)             (104)
      Business acquisitions, net of cash acquired                         (159)                 -                 -
                                                                 ---------------    --------------    --------------
Net cash used in investing activities                                   (1,187)              (472)              (43)

Cash flows from financing activities:
      Proceeds from issuance of convertible redeemable
      preferred stock                                                        -              5,000                 -
      Proceeds from issuance of common stock:
         Public offerings                                               35,584                  -                 -
         Private placements                                             14,092              5,690                 -
         Exercise of options                                             1,347              1,068                98
         Exercise of warrants                                            1,585                  -                 -
      Redemption of preferred stock                                          -             (1,690)                -
      Preferred stock dividends paid                                         -                 (3)             (120)
                                                                 ---------------    --------------    --------------
Net cash provided by (used in) financing activities                     52,608             10,065               (22)
                                                                 ---------------    --------------    --------------
Net decrease in cash and cash equivalents                                8,023               (369)             (974)
Cash and cash equivalents at beginning of year                           2,119              2,488             3,462
                                                                 ---------------    --------------    --------------
Cash and cash equivalents at end of year                         $      10,142      $       2,119     $       2,488
                                                                 ===============    ==============    ==============

     The accompanying notes are an integral part of the financial statements

                     ONHEALTH NETWORK COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

OnHealth Network Company, formerly known as IVI Publishing, Inc., (the "Company"), is engaged in electronic publishing of health and medical information in interactive multimedia formats through its web site onhealth.com, and providing and supporting a broad range of personal health information, referral and nurse counseling services to customers throughout the United States.

Business Combinations

For business combinations which have been accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is included in intangibles and goodwill in the accompanying consolidated balance sheets.

Principles of Consolidation

The consolidated financial statements include the financial statements of OnHealth and its wholly-owned subsidiaries, Health Decisions International, LLC ("HDI") and BabyData.com, Inc. ("BabyData"). All material intercompany balances and transactions have been eliminated.

Use of Estimates

The financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Intangibles and Goodwill

Intangibles and goodwill represent the excess of the purchase price over the fair value of assets acquired. Intangibles and goodwill are being amortized on a straight-line basis over lives ranging from three to five years.

Long-Lived Assets

In accordance with Finanical Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows form the impaired assets. The cash flow estimates that will be used will contain management's best estimated, using appropriate and customary assumptions and projections at the time.

Fair Value of Financial Instruments

Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other accrued expenses. The Company's other financial instruments generally approximate their fair values at December 31, 1999 and 1998 based on the short-term nature of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 1999 and 1998, cash and cash equivalents consisted principally of United States Government obligations for which the carrying amount approximates fair value.

Inventories

All inventories are stated at the lower of cost (first-in, first-out method) or market and consist of books for resale and communication materials.

Furniture and Equipment

Furniture and equipment are stated at cost and are depreciated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally three to five years.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of its holdings of cash and cash equivalents and trade accounts receivable. Banking and investing with credit-worthy financial institutions mitigates risks associated with cash and cash equivalents.

The Company's trade accounts are not collateralized. The Company performs periodic credit reviews of its customers and maintains reserves for potential losses for uncollectible accounts. Such losses have historically been within management's expectations.

No customer represented more than 10% of net revenue for the year ended December 31, 1999. Three customers represent 40%, 16% and 13% of net revenue for the year ended December 31, 1998; one customer represents 12% of net revenue for the year ended December 31, 1997. The revenue recorded from the customer which represents 40% of the net revenue in 1998 was the result of a $603,000 payment received from the customer related to minimum sales requirements from a terminated CD-ROM distribution agreement.

Revenue Recognition

The Company's revenue consists of fees for online services, product sales and licensing revenue, contract development revenue, services and communication revenue and fees relating to the licensing of its content for use on cable television.

Online revenue is generated through the sale of advertising and sponsorship of the Company's onhealth.com web site. Advertising and sponsorship revenue is earned based upon the number of impressions delivered.

Product sales and licensing revenue consists of retail distribution sales, direct mail sales, product sales and royalties on licenses to original equipment manufacturers (OEM's) and end users. The revenue is recognized upon shipment of the product or in accordance with the licensing agreements. An allowance for return is recorded at the time revenue is recognized.

Contract development revenue is generated through the use of the Company's personnel and facilities for the creation of custom multimedia products. The contract revenue is recognized on a percentage-of-completion basis or at a specific hourly rate, depending on the terms of the contract.

Services and communication revenue is generated through use of HDI's nurse and customer service staff members. Services and communication revenue is recognized in the period in which services are performed.

Revenue relating to the licensing of the Company's health and medical content for use on cable television channels is recognized when payments are received. The Company recognized revenue under its cable television agreement with America's Health Network ("AHN") during 1997. (See Note 16).

Net revenue for each of the three years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                   1999                1998                1997
                                             -----------------   ------------------   ----------------
     Online                                  $        3,385      $          388       $           58
     Services and communication                         277                   -                    -
     Contract development and other                      69                 380                1,220
     Product sales and licensing                         36                 754                1,990
     Cable television licensing                           -                   -                  493
                                             =================   ==================   ================
     Net revenue                             $        3,767      $        1,522       $        3,761
                                             =================   ==================   ================

Product Development, Editorial and Design Costs

Product development, editorial and design costs consist principally of payroll and related expenses for development, editorial, systems and telecommunications operations personnel and consultants, systems and telecommunications infrastructure and costs of acquired content.

Advertising Costs

Advertising costs are expensed as they are incurred. Advertising costs in 1999, 1998, and 1997 were $33,882,000, $3,409,000, and $190,000, respectively.

Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. Deferred income taxes are provided for temporary differences between financial reporting and income tax basis of assets and liabilities under the liability method.

Stock Based Compensation

As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows the disclosure-only provisions of SFAS No. 123 but applies Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to
Employees (APB No. 25) and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require using a Black-Sholes option pricing model and remeasuring such stock options to the current fair market value until the performance date has been reached.

Loss Per Common Share

Basic earnings per share ("EPS") excludes any dilutive effects of common stock equivalents - options, warrants and convertible securities - and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares and common stock equivalents outstanding. Excluded from the computation of the weighted-average number of common shares outstanding at December 31, 1999 are 549,784 shares, which are forfeitable subject to the continued employment of certain key employees.

The effects of common stock equivalents are excluded from the computation for all periods presented as their effects are anti-dilutive.

Reclassifications

Certain reclassifications have been made for consistent financial statement presentation.

Impact of Recently Issued or Adopted Accounting Standards

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements since the Company does not currently hold any derivative instruments.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company adopted SOP 98-1 on January 1, 1999 and there was no significant impact on the Company's financial position or operating results.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101") Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosures of revenue in financial statements. The Company adopted SAB101 and there was no significant impact on the Company's financial position or operating results.


NOTE 2.   LIQUIDITY

The Company has experienced recurring losses from operations and has generated an accumulated deficit from inception to December 31, 1999 of $136,842,000. During the year ended December 31, 1999, the Company used $43,398,000 of cash in operations. At December 31, 1999, the Company has working capital of $8,019,000 and cash and cash equivalents of $10,142,000. In February 2000, the Company agreed to merge with Healtheon/WEBMD Corporation ("Healtheon/WEBMD"). In connection with the merger agreement, Healtheon/WEBMD has agreed to lend the Company up to $30 million for working capital needs. Amounts borrowed under this line of credit are due February 15, 2001 (see Note 23). The Company believes its cash and cash equivalents, including the $30 million lending commitment by Healtheon/WEBMD, will be sufficient to fund its operations through December 31, 2000. Operations generated a negative cash flow during 1997, 1998 and 1999 and the Company expects a significant use of cash in 2000 as it markets and expands it Web site. Any material unforeseen increase in expenses or reductions in projected revenue will likely require the Company to seek additional debt or equity financing. If additional cash is required, the Company may need to reduce its expenditure or curtail certain operations. There can be no assurance that additional capital, on debt or equity basis, will be found or if found that it will be on economically viable terms.

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


NOTE 4.   COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                           December 31,
                                                                ------------------------------------
                                                                     1999                1998
                                                                ---------------     ----------------
                                                                          (In thousands)

       Furniture and equipment:
            Computer hardware                                   $       2,205       $       1,032
            Software                                                      349                 186
            Furniture & fixtures                                          470                 220
            Equipment                                                       6                   -
            Leasehold improvements                                         71                  71
            Construction in progress                                      157                   -
                                                                ---------------     ---------------
                                                                        3,258               1,509
            Less accumulated depreciation                              (1,121)               (774)
                                                                ---------------     ---------------
       Total                                                    $       2,137       $         735
                                                                ===============     ===============

       Intangibles & goodwill:
           Web development costs                                $          43       $           -
           Customer base                                                2,400                   -
           Database content                                             3,900                   -
           Internally developed software                                1,300                   -
           Assembled work force                                           130                   -
           Goodwill                                                     3,486                   -
                                                                ---------------     ---------------
                                                                       11,259                   -
       Less accumulated amortization                                     (505)                  -
                                                                ---------------     ---------------
       Total                                                    $      10,754       $           -
                                                                ===============     ===============

       Other accrued expenses:
            Litigation loss                                     $         195       $         677
            Legal fees                                                    225                   -
            Advertising                                                     -                 609
            Royalties                                                     425                 338
            Accrued wages and benefits                                    410                 175
            Interest payable                                              676                   -
            Payroll taxes                                                  90                 358
            Other                                                         362                 417
                                                                ---------------     ---------------
       Total                                                    $       2,383       $       2,574
                                                                ===============     ===============


NOTE 5.   COMMON STOCK

During January 1999, the Company completed a private placement with six investors which resulted in the issuance of 2,596,000 unregistered shares of the Company's common stock at $5.50 per share. One of the investors was an existing significant shareholder. The Company granted registration rights covering the shares issued with this agreement. This transaction reflected a discount of approximately 45% to the market price of the common stock at the time of the offering. The price was negotiated with the investors using the 35-day trailing average of the common stock prior to the private placement date. Proceeds, net of offering costs, totaled approximately $14.1 million.

On June 15, 1999 the shareholders approved an increase in the number of authorized shares of the Company's common stock to 100,000,000 from 29,000,000.

During September 1999, the Company completed a public offering of 3.4 million shares, which included the underwriter's over allotment of 300,000 shares, of the Company's common stock, at $6.6875 per share. Proceeds, net of offering costs, totaled approximately $20.9 million.

During November 1999, the Company completed a public offering of 2.1 million shares of the Company's common stock, at $7.00 per share. Proceeds, net of offering costs, totaled $14.7 million.

In February and March 1999, the Company issued, in the aggregate, 191,758 shares of unregistered restricted common stock in exchange for certain advertising arrangements.

In October 1999, the Company issued 162,602 shares of unregistered restricted common stock in exchange for a one year advertising agreement. The agreement also requires the Company to pay approximately $350,000 per month as an exclusivity fee and a placement fee of impressions to be delivered.

In December 1999, the Company issued 292,683 shares of unregistered restricted common stock in exchange for the delivery of a guaranteed number of impressions and click throughs on another internet portal over a one year period.

NOTE 6.   CONVERTIBLE SUBORDINATED DEBENTURES

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

NOTE 7.         CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

In 1995, the Company issued 2,000 shares of 6% Series A Convertible Redeemable Preferred Stock (the "6% Series A Preferred Stock") for $2,000,000 ($1,845,000 net of brokerage expenses) to Davidson & Associates, Inc., ("Davidson") a distributor of multimedia educational and entertainment software. The 6% Series A Preferred Stock was converted into 1,000,000 shares of the Company's common stock on October 30, 1997, at a rate of $2.00 per share. The original conversion price was $11.21 per share. The excess of the fair value of the Common Stock issued over the fair value of the shares issuable pursuant to the original conversion terms was $2,875,000 and was recorded as a deemed preferred dividend at the date of conversion. This deemed dividend increased the net loss applicable to common shareholders in the calculation of the 1997 net loss per share as shown in the statements of operations.

NOTE 8.   STOCK OPTIONS AND WARRANTS

In December 1997, the Company's Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") for its employees, directors and consultants. During 1999, the 1997 Plan was amended and restated. The Plan, which is administered by the Board of Directors, permits the Company to grant stock options for the purchase of Common Stock. Incentive stock options ("ISOs") and non-qualified stock options may be granted pursuant to the 1997 Amended and Restated Plan.

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

Activity in the plans mentioned above is as follows:

                                                            Shares                                  Weighted-
                                                        Available For                             Average Price
                                                        Future Grants           Options             Per Share
                                                        ----------------  ------------------    ----------------

BALANCE AT JANUARY 1, 1997                                   568,000             940,000        $       7.10
Options Reserved                                           1,750,000                   -                   -
Options Granted                                             (684,000)            684,000                2.85
Options Exercised                                                  -             (59,000)               1.64
Options Canceled                                             474,000            (474,000)               9.86
                                                        ----------------  ------------------
BALANCE AT DECEMBER 31, 1997                               2,108,000           1,091,000                3.53
Options Granted                                             (656,000)            656,000                5.50
Options Exercised                                                  -            (371,000)               2.88
Options Canceled                                             392,000            (392,000)               3.82
                                                        ----------------  ------------------
BALANCE AT DECEMBER 31, 1998                               1,844,000             984,000                4.97
Increase in shares reserved                                3,000,000                   -
Options Granted                                           (2,867,000)          2,867,000                7.32
Options Exercised                                                  -            (185,000)               4.27
Options Canceled                                             160,000            (160,000)               7.48
                                                        ================  ==================
BALANCE AT DECEMBER 31, 1999                               2,137,000           3,506,000                6.81
                                                        ================  ==================


At December 31, 1999, 1998 and 1997, options to purchase 463,000, 237,000 and 325,000, shares were exercisable, respectively.

The following table summarizes information about the stock options outstanding at December 31, 1999:

                                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                         -----------------------------------------------------  ---------------------------------
                                         Weighted-Average
 Range of Exercise         Number            Remaining        Weighted-Average      Number       Weighted-Average
      Prices             Outstanding     Contractual Life      Exercise Price     Exercisable     Exercise Price
--------------------- ------------------ ------------------ ------------------- ---------------- ----------------
$  2.31 -  2.50            150,000              8 years     $      2.31               150,000     $     2.31
   2.51 -  3.00             25,000              7 years            2.75                19,000           2.75
   3.01 -  3.50             98,000              8 years            3.33                50,000           3.32
   3.51 -  4.00             20,000              9 years            3.56                 6,000           3.56
   4.01 -  4.50             27,000              9 years            4.22                 9,000           4.22
   4.51 -  5.00          1,101,000              9 years            4.75                     -              -
   6.01 -  6.50            390,000              8 years            6.25                93,000           6.25
   6.51 -  7.00            213,000             10 years            6.92                     -              -
   7.01 -  7.50             81,000              9 years            7.19                 7,000           7.38
   7.51 -  8.00            314,000             10 years            7.75                     -              -
   8.51 -  9.00            522,000             10 years            8.94               125,000           8.94
   9.01 -  9.50             26,000             10 years            9.12                     -              -
   9.51 - 10.00             46,000             10 years            9.84                 4,000          10.00
  10.01 - 11.00             63,000             10 years           10.48                     -              -
  11.01 - 11.50            420,000             10 years           11.08                     -              -
  12.00                     10,000             10 years           12.00                     -              -
                      ------------------                                        ----------------
 $ 2.31 - 12.00          3,506,000              9 years            6.81               463,000           5.21
                      ==================                                        ================

From time to time, the Company's Board of Directors may grant stock options outside of the existing stock option plans. In 1997, the Board of Directors adopted the 1997-1998 New Hire Stock Option Plan. This plan provides for the granting of 1,241,000 non-qualified stock options to newly hired employees in late 1997 through early 1998. In 1999, the Board of Directors adopted the 1998-1999 New Hire Stock Option Plan. This plan provides for the granting of 1,500,000 non-qualified stock options to newly hired employees in late 1998 through early 2000. Options generally expire nine to ten years from the date of grant.

Activity in the New Hire Stock Option Plans is as follows:

                                                            Shares                                  Weighted-
                                                        Available For                             Average Price
                                                        Future Grants          Options              Per Share
                                                        ----------------  ------------------    -------------------

Balance at JANUARY 1, 1997                                         -                   -        $         -
Options reserved                                           1,241,000                   -                  -
Options granted                                             (523,000)            523,000               2.47
Options exercised                                                  -                   -                  -
Options canceled                                                   -                   -                  -
                                                        ----------------  ------------------
BALANCE AT DECEMBER 31, 1997                                 718,000             523,000               2.47
Increase in options reserved                               1,500,000                   -
Options granted                                           (1,246,000)          1,246,000               3.61
Options exercised                                                  -                   -                  -
Options canceled                                             305,000            (305,000)              2.59
                                                        ----------------  ------------------
BALANCE AT DECEMBER 31, 1998                               1,277,000           1,464,000               3.42
Increase in shares reserved                                        -                   -
Options granted                                             (808,000)            808,000              10.82
Options exercised                                                  -            (160,000)              3.46
Options canceled                                             434,000            (434,000)              8.06
                                                        ----------------  ------------------
BALANCE AT DECEMBER 31, 1999                                 903,000           1,678,000               5.78
                                                        ================  ==================


The following table summarizes information about the New Hire Stock Option Plans' options outstanding at December 31, 1999:

                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                       -------------------------------------------------------- -------------------------------
     Range of                          Weighted-Average
     Exercise            Number           Remaining        Weighted-Average        Number      Weighted-Average
      Prices           Outstanding     Contractual Life     Exercise Price       Exercisable    Exercise Price
------------------     -------------  ------------------ -------------------    -------------- ----------------
$  2.31 -  2.50            450,000              8 years  $         2.50               288,000           2.50
   2.51 -  3.00            174,000              8 years            2.89               113,000           2.85
   3.01 -  3.50             45,000              9 years            3.22                13,000           3.22
   3.51 -  4.00            279,000              8 years            3.73                94,000           3.72
   4.01 -  4.50             27,000              8 years            4.45                 4,000           4.22
   4.51 -  5.00            182,000              9 years            4.74                 9,000           4.63
   5.51 -  6.50             59,000              8 years            6.04                20,000           6.10
   6.51 -  7.00             20,000              8 years            6.69                 9,000           6.68
   7.01 -  9.00             39,000              9 years            8.37                 2,000           7.87
   9.51 - 10.00             60,000              9 years            9.69                     -              -
  11.01 - 11.50            104,000              9 years           11.38                     -              -
  11.51 - 12.00             22,000              9 years           11.94                     -              -
  12.01 - 12.51             45,000              9 years           12.13                     -              -
  13.01 - 13.51             43,000              9 years           13.18                     -              -
  13.51 - 14.00             25,000              9 years           13.63                     -              -
  14.50 - 15.00             80,000              9 years           14.62                     -              -
  15.01 - 15.50              6,000              9 years           15.38                     -              -
  18.50 - 19.56             18,000              9 years           18.97                     -              -
                      ------------------                                        ----------------
 $ 2.31 - 12.00          1,678,000              9 years            5.78               552,000           3.06
                      ==================                                        ================

The pro forma information regarding net loss and net loss per share required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options has been estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions for 1999, 1998 and 1997:

                                                   1999       1998       1997
                                                 ---------  ---------   -------
              Risk-free interest rate              6.00%      5.00%      5.50%
              Volatility factor                    1.113       .817       .760
              Weighted-average expected life     5 years    5 years    5 years


The weighted-average fair value of options granted at fair market value during 1999, 1998 and 1997 was $6.78, $2.99 and $1.74, respectively. The weighted-average fair value of options granted at less than fair market value during 1999 and 1998 was $10.66 and $2.65, respectively. The weighted-average fair value of options granted at greater than fair market value during 1998 was $1.95. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                   1999              1998              1997
                                                               --------------    --------------    -------------
                                                                     (In thousands, except per share data)
Net loss applicable to common shareholders - as reported       $      (47,327)   $      (11,964)    $  (13,965)
Net loss applicable to common shareholders - pro forma                (52,075)          (12,970)       (14,294)
Basic and diluted net loss per share - as reported             $        (2.70)   $        (1.12)    $    (1.73)
Basic and diluted net loss per common share  pro forma         $        (2.97)   $        (1.21)    $    (1.77)


The pro forma effect on the net loss for 1999, 1998, and 1997 is not representative of the pro forma effect on the net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

As of December 31, 1999 the Company had warrants outstanding to purchase 224,662 shares of common stock at prices ranging from $3.25 per share to $14.06 per share. Warrants outstanding at December 31, 1999 expire from 2000 through 2004. The warrants were generally issued to underwriters and investment bankers for services performed in connection with several of the Company's financing transactions.

Common stock reserved for future issuance at December 31, 1999 is as follows:

      1991, 1997 and Director Stock Option Plans                     5,643,000
      1997 - 1998, 1998 - 1999 New Hire Stock Option Plans           2,581,000
      Warrants                                                         224,662
                                                                    -----------
                                                                     8,448,662
                                                                    ===========

NOTE 9.         DEFERRED COMPENSATION

The Company recorded aggregate deferred compensation of $6.5 million and $203,000 in 1999 and 1998, respectively. The amount recorded in 1998, as well as $1.9 million of the amount recorded in 1999, represent the difference between the grant price and the fair value of the Company's common stock for shares subject to options granted in 1999 and 1998. Options granted below fair market value and the associated weighted-average exercise price per share were 395,000 and $5.99 and 70,000 and $3.35 during the years ended December 31, 1999 and December 31, 1998, respectively. The amortization of deferred compensation is charged to operations over the vesting period of the options, which is typically three to five years. The amount of deferred compensation recorded in 1999 includes $4.6 million related two acquisitions which included common shares forfeitable subject to continued employment of certain key employees. The amortization of these deferred compensation amounts are charged to operations over the twelve month employment agreement period. Total amortization recognized in 1999 and 1998 was $1.4 million and $130,000, respectively.

NOTE 10.        MERGERS AND ACQUISITIONS

On September 9, 1999, the Company acquired all of the outstanding shares of common stock of BabyData.com, Inc. ("BabyData"), a premier Web site for pregnant couples and those trying to conceive. The purchase price for BabyData was approximately $3.4 million and was comprised of 477,074 shares of the Company's common stock, par value $.01 per share, including approximately $93,000 of acquisition costs. An additional 204,460 shares of the Company's common stock, valued at $1.4 million, were issued and are restricted pursuant to the employment agreement entered into by OnHealth and one key employee of BabyData. The acquisition of BabyData has been accounted for using the purchase method of accounting.

Since BabyData had no significant assets or liabilities, substantially all of the purchase price was allocated to intangibles and goodwill. Intangibles and goodwill will be amortized on a straight-line basis over three years. The deferred compensation component will be recognized as stock-based compensation, on a straight-line basis, over a one year period.

On November 29, 1999, the Company acquired Health Decisions International, LLC ("HDI"), which develops, provides and supports a broad range of personal health information, referral and nurse counseling services to customers throughout the United States. The purchase price for the HDI acquisition was approximately $4.9 million and was comprised of 451,709 shares of the Company's common stock, including approximately $691,000 of acquisition costs. An additional 345,324 shares of the Company's common stock, valued at $3.2 million, were issued and are restricted pursuant to the employment agreement entered into by OnHealth and one key employee of HDI. In connection with the acquisition, an additional, 207,194 shares are contingently issuable based upon the occurrence of certain future events.

The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows (in thousands):


               Cash                                     $      24
               Accounts receivable                            546
               Other current assets                            87
               Equipment                                      721
               Intangibles:
                   Customer base                            2,400
                   Database content                         3,900
                   Internally developed software            1,300
                   Assembled work force                       130
                   Goodwill                                   156
               Liabilities assumed                        ( 4,366)
                                                        -----------
               Total purchase price                     $   4,898
                                                        ===========

The intangibles and goodwill will be amortized on a straight-line basis over periods ranging from three to five years. The deferred compensation component will be recognized as stock-based compensation, on a straight-line basis, over a one year period.

The following table reflects unaudited consolidated pro forma results of operations of OnHealth, BabyData and HDI on the basis that the acquisitions had taken place at the beginning of each period presented. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of the respective periods.


                                                Year Ended December 31,
                                          -----------------------------------
                                                1999               1998
                                          -----------------   ---------------
                                         (In thousands, except per share data)

         Revenue                           $        7,186      $      6,000
                                          =================   ===============
         Net loss applicable to common
           shareholders                    $      (50,687)     $    (22,210)
                                          =================   ===============
         Basic and diluted net loss
           per share                       $        (2.63)     $      (1.85)
                                          =================   ===============

NOTE 11.        LOSS PER COMMON SHARE

The components of basic and diluted loss per common share are as follows:

                                                                1999              1998              1997
                                                           --------------    ---------------    -------------
                                                               (In thousands, except per share data)

Net loss applicable to common shareholders
     (numerator)                                           $    (47,327)     $     (11,964)     $    (13,965)
                                                           ==============    ===============    =============

Weighted average common shares outstanding
     (denominator)                                               17,529             10,680             8,056
                                                           ==============    ===============    =============

Loss per share:
     Basic and diluted                                     $      (2.70)     $       (1.12)     $      (1.73)
                                                           ==============    ===============    =============

NOTE 12.        COMMITMENTS

The Company leases office space under non-cancelable operating lease agreements. The agreements expire at various times through 2004. Gross rent expense, including charges for monthly operating costs, was $422,000, $522,000 and $881,000 for 1999, 1998 and 1997 respectively. The Company also has several marketing agreements that require minimum payments to be made. Scheduled minimum lease commitments and annual marketing payments are as follows:

                                                                   Marketing
                                             Leases                Payments
                                       --------------------  ------------------
                                                      (In thousands)

                       2000            $              829    $            9,966
                       2001                           849                    57
                       2002                           882                     -
                       2003                           832                     -
                       2004                           391                     -
                                       --------------------  ------------------
             Total                     $            3,783    $           10,023
                                       ====================  ==================

NOTE 13.        NOTE PAYABLE

In connection with the acquisition of HDI described in Note 9, the Company assumed a $2,000,000 note payable to G.D. Searle & Company ("Searle"), which is secured by all tangible and intangible property of HDI. Interest on the note is stated at 30% per annum. All principal and interest are due on December 18, 2000, with a call option by Searle on June 30, 2000. As a result of the acquisition, the Company and Searle entered into a release and Note Cancellation Agreement, whereby the Company intends to repay the principal and interest due by issuing Searle registered shares of the Company's common stock. If the Company is unable to provide Searle with registered shares on or before June 30, 2000, then Searle has the option to call the note and all principal and interest will be due in cash.

NOTE 14.        SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)                                                          Year Ended December 31, 1999
                                                              -------------------------------------------------
                                                                  1999             1998              1997
                                                              -------------    --------------    --------------
Cash paid during the years for:
   Interest                                                   $         -      $         -       $       298
   Income taxes                                                         4                7                 5

Non-cash investing and financing transactions:
   Common stock issued in connection with business
    acquisitions                                                    8,389                -                 -
   Stock options and warrants issued for services                   6,125               60                 -
   Common stock issued for deferred compensation                    4,622                -                 -
   Deferred compensation related to stock options                   1,869              203                 -
   Conversion of preferred stock to common stock                        -            3,630             1,948
   Conversion of convertible subordinated debentures                    -                -             5,729
   Fair market value of preferred stock warrant                         -              702                 -
   Preferred stock accretion                                            -             (702)              (43)
   Preferred stock dividends                                            -              100                 -
   Preferred stock deemed dividend                                      -                -             2,875
   Common stock issued as litigation settlement                         -                -               433


NOTE 15.        INCOME TAXES

At December 31, 1999, the Company has net operating loss carryforwards of $130,323,000 for income tax purposes and unused research and development credits of $442,000 that expire at various times through 2019. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes. For financial reporting purposes, a valuation allowance has been recognized to completely reserve for the deferred tax assets related to those carryforwards. The reserve has been established because of the uncertainty of future taxable income, which is necessary to realize the benefits of the net operating loss carryforwards. The valuation reserve increased $14.7 million and $1.2 million during 1999 and 1998, respectively.

Components of the Company's deferred tax assets and liabilities are as follows:

                                                     December 31,
                                      -----------------------------------------
                                              1999                  1998
                                      -------------------   -------------------
DEFERRED TAX ASSETS:
Accrued expenses and allowances       $       1,856,000     $       1,223,000
Research and development credits                442,000               339,000
Net operating loss carryforwards             45,613,000            28,669,000
                                      -------------------   -------------------
                                             47,911,000            30,231,000
DEFERRED TAX LIABILITIES:
Depreciation                                     48,000               (15,000)
Acquisition of intangibles                   (3,004,000)                    -
                                      -------------------   -------------------
                                             (2,956,000)              (15,000)
                                      -------------------   -------------------
Net deferred tax assets
   before valuation allowance                44,955,000            30,216,000
Less valuation allowance                    (44,955,000)          (30,216,000)
                                      -------------------   -------------------
NET DEFERRED TAX ASSETS               $               -     $               -
                                      ===================   ===================

NOTE 16.        AMERICA'S HEALTH NETWORK AGREEMENT

In May 1995, the Company entered into a content and royalty agreement with America's Health Network ("AHN"), a health information cable television network that combines live programming with medical consumer product sales. Under the agreement the Company licensed its multimedia content to AHN starting in May 1995 and was to receive minimum licensing royalties over the life of the agreement. This revenue was being recognized evenly over the expected life of the contract. In June 1997, as a result of the Company not receiving its quarterly payment, the outstanding AHN receivable was fully reserved. Due to the uncertainty of future payments, in 1997 the Company began recognizing revenue on a cash basis. The Company recorded $493,000 in license royalty revenue in 1997. In December 1997 and in early 1998, AHN made payments, which were applied against the receivable. At December 31, 1999, the Company has a fully reserved receivable of $153,000 and AHN has failed to make three scheduled payments totaling $1,688,000.

NOTE 17.        BENEFIT PLAN

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Plan allows eligible employees to make contributions up to the maximum amount provided under the Code. The Company may also make a discretionary contribution to the Plan. No such contributions have been made by the Company.

NOTE 18.          MAYO AGREEMENT

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

NOTE 19.        RELATED PARTY TRANSACTIONS

During 1998, 1997 and 1996, the Company subleased approximately 20,000 square feet of its Eden Prairie office space to Reality Interactive, Inc. Reality Interactive, Inc. and the Company share a common Board member. The lease was terminated in 1998.

During 1996, two officers of the Company participated in the Company's debt offering. The total amount of debt issued by the Company to these individuals was $120,000. Additionally, three directors of the Company participated in the debt offering, either individually or through affiliated organizations. The total amount of debt issued by the Company to these individuals and organizations was $550,000. On October 28, 1997, this debt was converted into common stock at a rate of $2.00 per share (see Note 6).

NOTE 20.        RELOCATION

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

NOTE 21.        LEGAL PROCEEDINGS

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

In June 1999, Jon Fisse, the Company's newly named Chief Operating Officer, left the Company before the Company and Mr. Fisse were able to agree on the terms of his employment agreement. In June 1999, the Company filed a declaratory judgement action in the United States District Court for the Western District of Washington seeking to declare that Mr. Fisse terminated his employment and that the Company owes him no future remuneration or stock option benefits. On the same day, Mr. Fisse filed a lawsuit in the United States District Court for the Southern District of New York, asserting that the Company violated his rights in connection with his separation from the Company, seeking damages which, among other things, include severance compensation and stock option benefits. The action filed in Washington was transferred to New York. A settlement was reached during January 2000, which will result in the issuance of 22,500 shares of the Company's common stock, for which an accrual in the amount of $195,000 was recorded at December 31, 1999.

NOTE 22.        SEC INVESTIGATION

In October 1999, the Division of Enforcement, Pacific Regional Office of the Securities and Exchange Commission ("SEC"), notified the Company that it was initiating an investigation of the Company's policies and procedures concerning the granting of stock options. The Company has provided information to the SEC. In addition, The Company's Board of Directors hired independent legal counsel to conduct its own special investigation. As a result of the Company's own special investigation , the Company became aware of certain instances where stock options were granted to new employees with exercise prices that were below fair market value on the date of grant. As a result, the Company recorded $1.8 million of deferred stock-based compensation and will be recognizing amortization of the deferred compensation over the vesting period of the underlying options as a stock-based compensation charge. The SEC has been given a copy of the report of the special investigation and has taken deposition of various members of management and Company employees.

The SEC investigation is still in process and has not been finalized. The Company intends to cooperate with this investigation. However, until the SEC investigation is completed, the Company could, among other things, be required to record additional stock-based compensation charges and could be required to pay a fine. The Company is unable to assess the likely outcome of this matter. As a result, there can be no assurance that this investigation will not have a material adverse affect on the Company's financial position or results of operations.

NOTE 23.        SUBSEQUENT EVENTS

On February 15, 2000, the Company agreed to merge with Healtheon/WEBMD Corporation ("Healtheon/WEBMD"). As a result of the merger, each share of the Company's common stock shall be converted into and exchanged for the right to receive .189435 shares of Healtheon/WEBMD common stock. The merger is subject to certain conditions and approval of the Company's shareholders. The merger is expected to be completed in either the second or third quarter of 2000.

In connection with the merger agreement, Healtheon/WEBMD has agreed to lend the Company up to $30 million for working capital needs. The Company borrowed $15 million on February 24, 2000 and may make additional loans beginning on May 1, 2000. The loans bear interest at prime rate plus 2% and are due on February 15, 2001.

Simultaneous with the execution of the Healtheon/WEBMD loan agreement, the Company granted Healtheon/WEBMD a warrant to purchase 5,800,000 shares of the Company's common stock with an exercise price of $10.75 per shares. The warrant is fully vested and exercisable immediately and expires on February 15, 2003. In addition, the Company granted Healtheon/WEBMD a warrant to purchase 500,000 shares of the Company's common stock with an exercise price of $0.01 per share.

The warrant is exercisable in the event the merger agreement is terminated and any principal and interest arising under the loans from Healtheon/WEBMD remain outstanding 90 days after the termination date. The warrant will vest as to 250,000 shares after 90 days, 125,000 shares after 180 days and 125,000 after 270 days.

As a result of this merger, Healtheon/WEBMD expects to file a Proxy Statement and Prospectus with the SEC as promptly as reasonably possible. The shareholders of the Company will consider adoption and approval of this merger agreement within 30 days after declaration of the effectiveness of the Healtheon/WEBMD Registration Statement. If the SEC investigation of the Company`s stock option grants (see Note 22) will cause a material delay in the effectiveness of the Registration Statement, then Healtheon/WEBMD may terminate this merger agreement.

                    ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                             Additions
                                                             Charged to
                                                            (Recoveries
                                           Balance at         Credited                                                Balance
                                           Beginning         to) Costs                                               at End of
                                           of Period        and Expenses          Other          Deductions           Period
                                          -------------     -------------       ----------      -------------       -----------

Year Ended December 31, 1999:
Allowance for doubtful accounts
     receivable, promotional
     allowances and sales returns         $         256     $        117        $      40 (4)   $       -           $     413
Allowance for obsolete inventory                    501                -                -             (501)   (2)           -
                                          =============     =============       ==========      =============       ===========
                                          $         757     $        117        $      40       $     (501)         $     413
                                          =============     =============       ==========      =============       ===========

Year Ended December 31, 1998:
Allowance for doubtful accounts
     receivable, promotional
     allowances and sales returns         $       1,011     $       (755) (3)   $       -       $        -    (1)   $     256
Allowance for obsolete inventory                    451               50                -                -    (2)         501
                                          -------------     -------------       ----------      -------------       -----------
                                          $       1,462     $       (705)       $       -       $        -          $     757
                                          =============     =============       ==========      =============       ===========

Year Ended December 31, 1997:
Allowance for doubtful accounts
     receivable, promotional
     allowances and sales returns         $         277     $      2,336        $       -       $   (1,602)   (1)   $   1,011
Allowance for obsolete inventory                    485              200                -             (234)   (2)         451
                                          -------------     -------------       ----------      -------------       -----------
                                          $         762     $      2,536        $       -       $   (1,836)         $   1,462
                                          =============     =============       ==========      =============       ===========

--------------

1) Deductions represent accounts receivable determined to be uncollectable and therefore charged against the allowance account; accounts receivable determined to be uncollectable due to return of product(s); and accounts credited due to promotional and administrative allowance arrangements with distributors.

2)   Write-offs of inventory.

3) The $75 net credit to costs and expenses is primarily due to the 1998 recovery of an account previously written off.

4)   Allowance for doubtful accounts of HDI, which was acquired on 11/29/99.