Form 10-Q
period 2000-03-31
ONHEALTH NETWORK CO
filed 2000-05-22
CIK 910391

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO__________.

                         COMMISSION FILE NUMBER 0-22212


                            ONHEALTH NETWORK COMPANY
             (Exact name of registrant as specified in its charter)

              WASHINGTON                              41-1686038
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

        808 HOWELL STREET, SUITE 400
            SEATTLE, WASHINGTON                        98101
( Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (206) 583-0100

            ------------------------------------------------------




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

     Number of shares outstanding of the registrant's common stock as of
April 30, 2000:   24,697,701

================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                          PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements..............................................3

           Consolidated Balance Sheets as of March 31, 2000
               and December 31, 1999.........................................3

           Consolidated Statements of Operations for the Three
               Months Ended March 31, 2000 and 1999..........................4

           Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2000 and 1999..........................5

           Notes to Consolidated Financial Statements .......................6

   ITEM 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................11


                           PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings................................................15

   ITEM 6. Exhibits and Reports on Form 8-K.................................16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        March 31,          December 31,
                                                          2000                 1999
                                                     ----------------    ---------------
ASSETS:
Current assets:
      Cash and cash equivalents                      $      12,664       $      10,142
      Restricted cash                                          500                 500
      Accounts receivable, net of allowances
        of $448 (2000) and $413 (1999)                       2,574               1,870
      Inventories                                                -                  15
      Prepaid advertising                                    6,009               6,848
      Deferred financing costs                              19,831                   -
      Other current assets
                                                               428                 401
                                                     ----------------    ---------------
Total current assets                                        42,006              19,776

Furniture and equipment, net
                                                             2,489               2,137
Intangibles and goodwill, net                               10,005              10,754
Other non-current assets                                        58                  53
                                                     ================    ===============
Total assets                                         $      54,558       $      32,720
                                                     ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable                                   $      15,000       $       2,000
     Current maturities of capital lease
       obligations                                              10                  13
     Accounts payable                                        8,375               6,515
     Deferred revenue                                        1,122                 859
     Other accrued expenses                                  1,473               2,383
                                                     ----------------    ---------------
Total current liabilities                                   25,980              11,770

Non-current liabilities                                         52                  55

Commitments and contingencies

Shareholders' equity:
      Preferred stock, $0.01 par value;
        authorized, 1,000; issued and
        outstanding, none                                        -                   -
      Common stock, $0.01 par value;
        authorized, 100,000; issued
        and outstanding, 24,693 (2000)
        and 23,812 (1999)                                      247                 238
      Additional paid-in-capital                           195,354             162,662
      Accumulated deficit                                 (158,727)           (136,842)
      Deferred compensation                                 (8,348)             (5,163)
                                                     ----------------    ---------------
Total shareholders' equity                                  28,526              20,895
                                                     ----------------    ---------------
Total liabilities and shareholders' equity           $      54,558       $      32,720
                                                     ================    ===============


     The accompanying notes are an integral part of the financial statements

                    ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                          ---------------------------------
                                                               2000              1999
                                                          --------------    ---------------
Net revenue                                               $       2,664     $         200

Costs and expenses:
     Product development, editorial and design                    2,673             1,215
     Sales and marketing                                         12,186             2,366
     General and administrative                                   2,793               874
     Amortization of intangibles and goodwill                       749                 -
     Stock-based compensation                                     3,143                12
                                                          --------------    ---------------
         Total costs and expenses                                21,544             4,467
                                                          --------------    ---------------
Loss from operations                                            (18,880)           (4,267)

     Interest income                                                151               107
     Interest expense                                            (3,158)                -
                                                          --------------    ---------------
         Total interest expense, net                             (3,007)              107
                                                          --------------    ---------------
Net loss                                                  $     (21,887)    $      (4,160)
                                                          ==============    ===============

Net loss per common share-
     Basic and diluted                                    $       (0.94)    $       (0.28)
                                                          ==============    ===============

Weighted average number of common shares
      Outstanding                                                23,390            14,930
                                                          ==============    ===============

     The accompanying notes are an integral part of the financial statements

                                  ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                 (Unaudited)

                                                                            Three Months Ended March 31,
                                                                        --------------------------------------
                                                                              2000                 1999
                                                                        ----------------     ---------------

Cash flows from operating activities:
     Net loss                                                           $    (21,887)        $      (4,160)
     Adjustments to reconcile net loss to cash used in
      operating activities:
          Depreciation and amortization                                           191                   69
          Provision for (recoveries of) doubtful
             accounts and returns                                                  36                   19
          Common stock issued for services                                          -                  164
          Amortization of prepaid advertising and
             promotional agreements                                               878                    -
          Amortization of intangibles and goodwill                                749                    -
          Amortization of deferred compensation                                 3,143                   12
          Non-cash interest expense                                             2,989                    -
          Other                                                                     -                    5
          Changes in assets and liabilities:
             (Increase) decrease in accounts receivable                          (739)                 259
             Decrease in inventories                                               15                    -
             Increase in other current assets                                    (269)                 (73)
             (Increase) decrease in other non-current assets                       (5)                  81
             Increase in accounts payable                                       1,860                  458
             Increase (decrease) in other accrued expenses                        432                 (900)
                                                                        ----------------     ---------------
Net cash used in operating activities                                         (12,607)              (4,066)

Cash flows from investing activities:
     Capital expenditures                                                        (543)                 (64)
                                                                        ----------------     ---------------
Net cash used in investing activities                                            (543)                 (64)

Cash  flows from  financing  activities:
     Net proceeds from issuance of common stock:
         Private placements                                                         -               14,278
         Exercise of options                                                      288                  860
         Exercise of warrants                                                     388                  624
         Proceeds from short-term loan                                         15,000                    -
         Payment of financing related costs                                        (1)                   -
         Payments on capital lease obligation                                      (3)                   -
                                                                        ----------------     ---------------
Net cash provided by financing activities                                      15,672               15,762
                                                                        ----------------     ---------------
Net increase in cash and cash equivalents                                       2,522               11,632
Cash and cash equivalents at beginning of year                                 10,142                2,119
                                                                        ================     ===============
Cash and cash equivalents at end of period                              $      12,664        $      13,751
                                                                        ================     ===============



     The accompanying notes are an integral part of the financial statements

                    ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)



NOTE 1.         DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
                ACCOUNTING POLICIES

Description of Business

OnHealth Network Company, formerly known as IVI Publishing, Inc., (the "Company"), is engaged in electronic publishing of health and medical information in interactive multimedia formats through its web site onhealth.com, providing and supporting a broad range of personal health information, referral and nurse counseling services to customers throughout the United States.

Principles of Consolidation

The consolidated financial statements include the financial statement of OnHealth and its wholly-owned subsidiaries, Health Decision International, LLC ("HDI") and BabyData.com, Inc. ("BabyData"). All material intercompany balances and transactions have been eliminated.

Intangible Assets

Intangible assets consist of goodwill, which represents costs in excess of the fair value of the net assets acquired, and identifiable intangibles, which include web development costs, customer base, database content, internally developed software, and assembled work force. Intangible assets are amortized on a straight-line basis over their estimated useful lives of three to five years.

Reclassifications

Certain 1999 amounts have been reclassified to conform to current year financial statement presentation.

Deferred Financing Costs

Deferred financing costs represent the fair value of the common stock warrant issued in connection with a financing arrangement. These costs are being amortized over the term of the financing arrangement.

Impact of Recently Issued or Adopted Accounting Standards

In March 2000, the FASB issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN No. 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." Management has not determined the impact that adoption of FIN No. 44 will have on the Company's financial position or results of operations.

In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. Management has not yet determined the impact that adoption of Issue No. 00-2 will have on the Company's financial position or results of operations.

NOTE 2.         BASIS OF PRESENTATION

The accompanying unaudited financial statements of OnHealth Network Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, subject to potential adjustments as discussed in Note 11, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the OnHealth Network Company report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999. The Company anticipates amending its 1999 10-K (see Note 11).


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

NOTE 4.         LOSS PER COMMON SHARE

Basic earnings per share ("EPS") excludes any dilutive effects of common stock equivalents - options, warrants and convertible securities - and is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted-average number common shares and common stock equivalents outstanding. Excluded from the computation of the weighted-average number of common shares outstanding at March 31, 2000 are 447,554 shares, which are forfeitable subject to the continued employment of certain key employees.

The effects of common stock equivalents are excluded from the computation for the periods presented as their effects are anti-dilutive.

The components of basic and diluted loss per common share are as follows:

                                               Three Months Ended
                                                 March 31, 2000
                                         -------------------------------
                                               2000           1999
                                         --------------- ---------------
                                      (In thousands, except per share data)

   Net loss (numerator)                  $     (21,887)   $     (4,160)
                                         ===============  ===============

   Weighted average common shares
       outstanding denominator)                 23,390          14,930
                                         ===============  ===============

   Loss per share:
       Basic and diluted                 $       (0.94)    $     (0.28)
                                         ===============  ===============



NOTE 5.         COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                 March 31,            December 31,
        (In thousands)                                             2000                   1999
        (Unaudited)                                        -----------------     -----------------

       Furniture and equipment:
            Computer hardware                                $       2,510         $       2,205
            Software                                                   490                   349
            Equipment                                                    6                     6
            Furniture & fixtures                                       480                   470
            Leasehold improvements                                      78                    71
            Construction in progress                                   237                   157
                                                             -----------------     -----------------
                                                                     3,801                 3,258
            Less accumulated depreciation                           (1,312)               (1,121)
                                                             -----------------     -----------------
       Total                                                 $       2,489         $       2,137
                                                             =================     =================



       Intangibles and Goodwill:
            Web development costs                            $          43         $          43
            Customer base                                            2,400                 2,400
            Database content                                         3,900                 3,900
            Internally developed software                            1,300                 1,300
            Assembled work force                                       130                   130
            Goodwill                                                 3,486                 3,486
                                                             -----------------     -----------------
                                                                    11,259                11,259
       Less accumulated amortization                                (1,254)                 (505)
                                                             -----------------     -----------------
       Total                                                 $      10,005         $      10,754
                                                             =================     =================

       Other accrued expenses:
            Litigation loss                                  $           -         $         195
            Legal fees                                                 225                   225
            Royalties                                                  220                   425
            Accrued wages and benefits                                 428                   410
            Interest payable                                           171                   676
            Other                                                      429                   452
                                                             -----------------     -----------------
       Total                                                 $       1,473         $       2,383
                                                             =================     =================

NOTE 6.         MERGER WITH HEALTHEON/WEBMD

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

Simultaneous with the execution of the Healtheon/WEBMD loan agreement, the Company granted Healtheon/WEBMD a warrant to purchase 5,800,000 shares of the Company's common stock with an exercise price of $10.75 per share. The warrant is fully vested and exercisable immediately and expires on February 15, 2003. On February 15, 2001, the Company has the right to call a portion of the warrant in excess of 3,000,000 shares, or 2,800,000 shares. The fair value of the warrant, approximately $22.6 million, has been valued at the date of issuance using a
Black-Scholes option pricing model and will be amortized as interest expense over the one-year loan period. During the quarter ended March 31, 2000, $2.8 million of the deferred financing costs have been amortized and included in interest expense. In addition, the Company granted Healtheon/WEBMD a warrant to purchase 500,000 shares of the Company's common stock with an exercise price of $0.01 per share. The warrant is exercisable in the event the merger agreement is terminated and any principal and interest arising under the loans from Healtheon/WEBMD remain outstanding 90 days after the termination date. The warrant will vest as to 250,000 shares after 90 days, 125,000 shares after 180 days and 125,000 after 270 days.

As a result of this merger, Healtheon/WEBMD expects to file a Proxy Statement and Prospectus with the SEC as promptly as reasonably possible. The shareholders of the Company will consider adoption and approval of this merger agreement within 30 days after declaration of the effectiveness of the Healtheon/WEBMD Registration Statement. If it is determined by the Board of Directors of Healtheon/WEBMD that, as a result of developments in the SEC investigation of the Company`s stock option grants (see Note 11) there will be a material delay in the effectiveness of the Registration Statement, then Healtheon/WEBMD may terminate this merger agreement. The Company will have 20 days, after notice by Healtheon/WEBMD of it's intent to terminate, to resolve the Material Delay to Healtheon/WEBMD's reasonable satisfaction. The Company has not been notified of an intent to terminate by Healtheon/WEBMD.

NOTE 7.         NOTE PAYABLE

In connection with the acquisition of HDI described in Note 9, the Company assumed a $2,000,000 note payable to G.D. Searle & Company ("Searle"), which was secured by all tangible and intangible property of HDI. Interest on the note was stated at 30% per annum. All principal and interest were due on December 18, 2000, with a call option by Searle on June 30, 2000. A result of the acquisition, the Company and Searle entered into a release and Note Cancellation Agreement, whereby the Company intended to repay the principal and interest due by issuing Searle registered shares of the Company's common stock. If the Company was unable to provide Searle with registered shares on or before June 30, 2000, then Searle had the option to call the note and all principal and interest would be due in cash. On March 31, 2000, the note, including approximately $882,000 in accrued interest, was paid by issuing 688,190 registered shares of the Company's common stock to Searle.

NOTE 8.         STOCK OPTIONS AND WARRANTS

On February 15, 2000, shareholders owning in excess of 40% of the outstanding common stock of OnHealth entered into voting agreements providing a proxy to Healtheon/WEBMD in support of the merger agreement with Healtheon/WEBMD (see
Note 6). This triggered the acceleration provisions within outstanding employee stock option agreements. As a result, all unvested options, with the exception of the options granted to certain key employees of the Company who waived acceleration until closing or termination of the merger agreement, became immediately exercisable. The number of options that vested on February 15, 2000 as a result of this situation was approximately 2.1 million. The number of options granted to certain key employees that were unvested on February 15, 2000 and will vest upon closing or termination of the merger agreement is approximately 3.4 million.

NOTE 9.         SEGMENT INFORMATION

We have identified our reportable segments based on how our operations are managed and how results are viewed by management. The Company reports operations in two business segments: OnHealth and HDI. Accounting policies of the two segments are the same as those described in Note 1. Description of Business and Summary of Significant Accounting Policies. There were no intersegment sales during the periods presented. The following table contains certain segment information for the three month periods ended March 31, 2000 and 1999.

                                                        Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                         2000            1999
                                                    ------------    ------------
                                                           (In thousands)
       Net revenue:
         OnHealth                                   $     2,010     $      200
         HDI                                                654              -
                                                    ------------    ------------
       Consolidated net revenue                     $     2,664     $      200
                                                    ============    ============

       Amortization of intangibles and goodwill:
         OnHealth                                   $       749     $        -
         HDI                                                  -              -
                                                    ------------    ------------
       Consolidated amortization of intangibles
         and goodwill                               $       749     $        -
                                                    ============    ============

       Stock-based compensation:
         OnHealth                                   $     3,143     $       12
         HDI                                                  -              -
                                                    ------------    ------------
       Consolidated stock-based compensation        $     3,143     $       12
                                                    ============    ============

       Interest expense, net:
         OnHealth                                   $   (3,004)     $      107
         HDI                                                (3)              -
                                                    ------------    ------------
       Consolidated interest expense, net           $   (3,007)     $      107
                                                    ============    ============

       Net loss:
         OnHealth                                   $  (21,253)     $   (4,160)
         HDI                                              (634)              -
                                                    ------------    ------------
       Consolidated net loss                        $  (21,887)     $   (4,160)
                                                    ============    ============

       Total assets:
         OnHealth                                   $    53,271     $    32,720
         HDI                                              1,287               -
                                                    ------------    ------------
       Consolidated total assets                    $    54,558     $    32,720
                                                    ============    ============


NOTE 10.        SUPPLEMENTAL CASH FLOW INFORMATION

                                                        Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                          2000         1999
                                                      ----------    ----------
                                                              (In thousands)
  Cash paid during the periods for:
    Interest expense                                  $       1      $      -
    Income taxes                                              -             -

  Non-cash investing and financing transactions:
    Common stock issued for debt                          2,882             -
    Fair value of common stock warrant                   22,612             -
    Common stock issued as litigation settlement            196             -
    Common stock issued for services                          8         1,969
    Deferred compensation related to stock options        6,328             -

NOTE 11.        SEC INVESTIGATION AND COMPANY'S SPECIAL INVESTIGATION

In October 1999, the Division of Enforcement, Pacific Regional Office of the Securities and Exchange Commission ("SEC"), notified the Company that it was initiating an investigation of the Company's policies and procedures concerning the granting of stock options. The Company has provided information to the SEC. In addition, The Company's Board of Directors hired independent legal counsel to conduct its own special investigation. As a result of the Company's own special investigation, the Company became aware of certain instances where stock options were granted to new employees with exercise prices that were below fair market value on the date of grant. Based on the preliminary findings of this investigation, the Company recorded $1.8 million of deferred stock-based compensation in 1999. As a result of the ongoing investigation, the Company recorded an additional $8.8 million of deferred stock-based compensation in 2000, related primarily to grants to existing employees with exercise prices below the fair market value as of the date of grant. The Company will be recognizing amortization of the deferred compensation over the vesting period of the underlying options as a stock-based compensation charge. The SEC has been given a copy of the report of the special investigation and has taken deposition of various members of management and Company employees.

The Company is continuing to work with independent legal counsel to conclude the special investigation. The Company anticipates restating it's 1999 10-K to reflect the additional non-cash expense associated with remeasuring the value of certain stock option grants. Until this process is complete there can be no certainty as to whether the financial statements for 1999 will need further adjustment or whether other periods will be impacted, including the results of first quarter 2000. Upon completion of this work, the Company will file amended Form 10-Ks and Form 10-Qs as necessary.

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

NOTE 12.        LEGAL PROCEEDINGS

In June 1999, Jon Fisse, the Company's newly named Chief Operating Officer, left the Company before the Company and Mr. Fisse were able to agree on the terms of his employment agreement and both parties commenced litigation. A settlement of this litigation was reached during January 2000, which resulted in the issuance of 22,500 shares of the Company's common stock, for which an accrual in the amount of $195,000 was recorded in 1999.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Revenue

Net revenue for the three month period ended March 31, 2000 and 1999 was as follows:


                                         Three Months Ended March 31,
                                     -----------------------------------
                                           2000               1999
                                     ----------------   ----------------
                                               (In thousands)

  Online                             $       1,982      $         146
  Services and communication                   502                  -
  Product sales and licensing                  152                 19
  Contract development and other                28                 35
                                     ----------------   ----------------
  Net revenue                        $       2,664      $         200
                                     ================   ================

Online revenue

Online revenue is generated through the sale of advertising and sponsorship on our onhealth.com Web site. The increase in online revenue of $1,836,000, or 1,257%, from the three month period ended March 31, 1999 to the same period in 2000 was the result of an increase in user traffic on our onhealth.com Web site, the number of site sponsorship and advertising clients and the size of the advertising contracts from the prior year. Online revenue is expected to increase due principally to an increase in the number of advertising clients.

Services and communication revenue

Services and communication revenue, a line of revenue for Health Decisions International ("HDI"), which was acquired by us on November 29, 1999, includes, among others, nurse counseling and personal care management services. Services and communication revenue is expected to increase in 2000 as the operations of HDI will be included in our consolidated financial statements for a full year.

Product sales and licensing revenue

In the first quarter of 2000, product sales and licensing revenue consists primarily of health information software licensing and brochure sales, newsletters and book sales generated by HDI. In 1999 it consisted primarily of OnHealth's CD-ROM related retail distribution sales, direct mail sales, product sales and royalties on licenses to original equipment manufacturers (OEM's) and end users. Product sales and licensing revenue increased in the first quarter of 2000 from the same period in 1999 by $132,000 or 695%, primarily due to brochure sales, newsletters and book sales generated by HDI. Product sales and licensing revenue related to brochures and newsletters is expected to increase over 1999 as the operations of HDI will be included in our consolidated financial statements for a full year. CD-ROM related product sales and licensing revenue have declined steadily over the past few years. The decrease generally reflects market conditions for CD-ROM products, our cancellation of a CD-ROM distribution agreement, and the lack of new CD-ROM product releases as we shifted our focus toward online efforts. We do not anticipate receiving any significant product sales and licensing revenue from CD-ROM products in the future.

Contract development revenue and other

Contract development revenue is generated through the use of our personnel and facilities for the creation of custom multimedia products. In the three month period ended March 31, 2000, contract development and other revenue decreased $7,000, or 20% from the three month period ended March 31, 1999. The decrease generally reflects our shift toward the online efforts and is expected to decrease.

COSTS AND EXPENSES

Total costs and expenses for the three month period ended March 31, 2000 increased $17,077,000 or 382%, to $21,544,000 from $4,467,000 during the same period in 1999. The increase was primarily due to increased sales and marketing efforts related to our onhealth.com Web site, the increase in stock-based compensation expense, increase in personnel and use of contractors to develop, market and sell its products and services and the addition of HDI's results of operations for the first quarter of 2000.

Product Development, Editorial & Design

Product development, editorial and design expenses consist primarily of compensation and related costs for our development, editorial, design systems staff, consulting fees, third-party content acquisition costs and Web site maintenance and enhancement costs related to our onhelath.com Web site. The increase in product development, editorial and design expenses in the first quarter of 2000 of $1,458,000, or 120%, to $2,673,000 from $1,215,000 in the first quarter of 1999 was primarily due to the increase in the use of consultants and staff required to enhance and maintain the onhealth.com Web site. Product development, editorial & design expenses are expected to increase in 2000 as we continue to build our infrastructure and increase product offerings.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and sales commissions, advertising costs, travel and public relations. Sales and marketing expenses increased in the first quarter of 2000 by $9,820,000, or 415%, to $12,186,000 from $2,366,000 in the first quarter of 1999. The increase was primarily the result of increased advertising expenses as well as increased headcount. In addition, the operating expenses of HDI are included in the first quarter of 2000. The broad-based consumer targeted advertising campaign, which includes online, television, radio and outdoor advertising, commenced early in the third quarter of 1999. We intend to continue our advertising campaign in 2000 and, as a result, we expect sales and marketing expenses to increase over 1999 amounts.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting and legal expenses, investor relations and fees for other professional services. General and administrative expenses increased in the first quarter of 2000 from the same period in the 1999 by $1,919,000, or 220%, to $2,793,000 from $874,000. HDI's operating results have been included in the first quarter of 2000, which contributed to a significant portion of the increase. The increase was also due to increased personnel costs, as a result of increased headcount, legal fees, and accounting fees. We expect general and administrative expenses to increase in 2000 as the operations of HDI will be included in our consolidated financial statements for a full year.

Amortization of Intangibles and Goodwill

Amortization of intangibles and goodwill totaled $749,000 in the first quarter of 2000 and is related to the amortization of goodwill and identifiable intangibles recorded in connection with the 1999 business acquisitions of BabyData and HDI. There was no such amortization in the first quarter of 1999. Amortization of intangibles and goodwill are expected to increase in 2000, as a full year of amortization will be included in the financial statements.

Stock-based Compensation

Stock-based compensation is principally comprised of the portion of acquisition related consideration which is contingent on the continued tenure of key employees, which must be recorded as compensation expense under generally accepted accounting principles, and the compensation expense related to stock option grants. Stock-based compensation recorded in the first quarter of 2000 includes amortization of the compensation arrangements in connection with the acquisitions of BabyData.com in the third quarter of 1999 and HDI in the fourth quarter of 1999, aggregating $887,000. The stock-based compensation amounts related to options granted with an exercise price less than the fair value of the underlying common stock is $2,256,000 in the first quarter of 2000 and $13,000 in first quarter of 1999. Stock-based compensation expense is expected to increase in 2000, as the remaining amortization related to the two 12-month employment contracts, which became effective September 9, 1999 and November 29, 1999, and the remaining amortization related to stock option grants will be included in the financial statements.

As announced, the Company has initiated a special investigation into its practice of granting employee stock options and the accounting treatment thereof. The Company anticipates restating its 1999 10-K to reflect the additional non-cash expense associated with remeasuring the value of certain stock option grants. Until this process is complete, there can be no certainty as to whether the financial statements for 1999 will need further adjustment or whether other periods will be impacted, including the results of first quarter 2000. Upon completion of this work, the Company will file amended Form 10-Ks and Form 10-Qs as necessary.

Interest Income

Interest income was $151,000 in the first quarter of 2000 and $107,000 in the first quarter of 1999. The increase for the 2000 period was due to higher average cash balances resulting from the proceeds of a $15 million loan from Healtheon in February 2000.

Interest Expense

Interest expense was $3,158,000 million in the first quarter of 2000, which included non-cash interest of $2,780,000 related to the Healtheon warrant, non-cash interest of $208,000 related to the Searle note payable and interest of $163,000 related to the Healtheon note payable.

Income Taxes

We have not recorded a current or deferred provision for income taxes for the periods presented due to the history of losses incurred.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, we had cash and cash equivalents of $12,644,000. Total cash used by operating activities during the first quarter of 2000 was $12,607,000, which was primarily due to a net loss of $19,794,000. Investing activities used net cash of $543,000 primarily for purchases of computer equipment due to the growth in personnel as well as upgrades. Financing activities provided cash of $15,672,000 through the proceeds from the Healtheon note payable; proceeds from the exercise of warrants, $388,000; and the exercise of stock options $288,000.

In February 2000, we agreed to merge with Healtheon/WEBMD Corporation ("Healtheon/WEBMD"). In connection with the merger agreement, Healtheon/WEBMD has agreed to lend us up to $30 million for working capital needs. The amounts borrowed under this line of credit are due on February 15, 2001. As of March 31, 2000, the Company has drawn $15 million against this line of credit. We believe our cash and cash equivalents, including the $30 million lending commitment by Healtheon/WEBMD, will be sufficient to fund our operations through December 31, 2000. Operations generated a negative cash flow during 1999 and we expect a significant use of cash in 2000 as it markets and expands it Web site. Any material unforeseen increase in expenses or reductions in projected revenues will likely require us to seek additional debt or equity financing. If additional cash is required, we may need to reduce our expenditures or curtail certain operations. There can be no assurance that additional capital, on a debt or equity basis, will be found, or if found that it will be on economically viable terms.

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

Additional information on other risk factors which could affect the Company's financial results are included in the Company's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K and other Company reports and statements on file with the Securities and Exchange Commission.

                                     PART II
                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

In June 1999, Jon Fisse, the Company's newly named Chief Operating Officer, left the Company before the Company and Mr. Fisse were able to agree on the terms of his employment agreement and both parties commenced litigation. A settlement of this litigation was reached during January 2000, which resulted in the issuance of 22,500 shares of the Company's common stock.

In October 1999, the Company received a subpoena duces tecum by the Division of Enforcement, Pacific Regional Office of the Securities and Exchange Commission ("SEC") requesting certain documents from the Company pursuant to a formal order of private investigation in connection with possible federal securities law violations. As stated by the SEC in the letter accompanying the subpoena, "[t]he investigation and the subpoena do not mean that we have concluded that you or anyone else has broken the law. Also, the investigation does not mean that we have a negative opinion of any person, entity or security". The Company intends to cooperate fully with the SEC, and has been providing information to the SEC. Because the SEC investigation is still in process and has not been finalized, the Company is unable to establish the likelihood or impact of an unfavorable outcome. As a result, there can be no assurance that this investigation will not have a material adverse affect on the Company's financial position or results of operations. However, the Company does not currently believe that an unfavorable outcome would have a material adverse impact on the Company's financial condition.

In addition, the Company's Board of Directors hired independent legal counsel to conduct its own special investigation. As a result of the special investigation, the Company became aware of certain instances where stock options were granted to employees with exercise prices that were below fair market value on the date of grant. The Company recorded deferred stock-based compensation in 1999 and in 2000. The Company will be recognizing amortization of the deferred compensation over the vesting period of the underlying options as a stock-based compensation charge. The SEC has been given a copy of the report of the special investigation and has taken deposition of various members of management and Company employees.

The Company is continuing to work with independent legal counsel to conclude the special investigation. The Company anticipates restating its 1999 10-K to reflect the additional non-cash expense associated with remeasuring the value of certain stock options granted. Until this process is complete there can be no certainty as to whether the financial statements for 1999 will need further adjustment or whether other periods will be impacted, including the results of first quarter 2000. Upon completion of this work, the Company will file amended Form 10-Ks and Form 10-Qs as necessary.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Listing.

     Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.


                            ONHEALTH NETWORK COMPANY
                                  EXHIBIT INDEX
                                 MARCH 31, 2000

   Exhibit
   NUMBER                                              DESCRIPTION                                           REF.
  --------       ----------------------------------------------------------------------------------------    ----

     2.1     Agreement and Plan of Reorganization among OnHealth Network Company, BabyData.com Inc., BB
               Acquisition, Inc. and the stockholders of BabyData.com Inc. dated as of September 9,
               1999.                                                                                         (L)
     2.2     Agreement and Plan of Reorganization among OnHealth Network Company, Demand Management,
               Inc., DMISub, Inc., Health Decisions, Inc., HDISub, Inc., Health Decisions International,
               LLC and Donald M. Vickery, the sole shareholder of HDI and DMI dated as of
               November 19, 1999.*                                                                           (M)
     2.3     Agreement and Plan of Merger dated February 15, 2000 by and among Healtheon/WebMD
               Corporation, Tech Acquisition Corporation and OnHealth Network Company.                       (N)
     3.1     Amended and Restated Articles of Incorporation of the Company.                                  (K)
     3.2     Bylaws of the Company.                                                                          (A)
     4.1     Form of Stock Certificate.                                                                      (B)
     9.1     Voting Agreement dated February 15, 2000 executed by Healtheon/WebMD Corporation, Tech
               Acquisition Corporation and OnHealth Network Company and Jon C. Baker, Van Wagoner
               Funds, Inc., David R. Wilmerding, Michael A. Brochu, Rebecca Farwell, Robert N.
               Goodman, Ann Kirschner, Ram Shriram, Ronald Stevens and Rick Thompson.                        (N)
    10.1     License Agreement, dated April 24, 1991, among the Company, William Morrow Company and Mayo
               Foundation for Medical Education and Research, as amended.                                    (B)
    10.2     Electronic Publishing License, Development and Marketing Agreement, dated April 28, 1993,
               between the Company and Mayo Foundation for Medical Education and Research.                   (B)
    10.3     401(k) Savings and Investment Plan.                                                             (B)
    10.4     1997 Stock Option Plan, as amended.                                                             (C)
    10.5     IVI Publishing, Inc. Director Stock Option Plan, as amended.                                    (D)
    10.6     License Agreement, dated February 9, 1994, between the Company and Time Life, Inc. and
               First Amendment to Titles Development Agreement, dated as of February 9, 1994 between
               the Company and Time Life, Inc.                                                               (D)
    10.8     License, Development and Marketing Agreement, dated September 28, 1994, between the Company
               and Time Life, Inc.*                                                                          (E)
    10.9     1994 License, Development and Marketing Agreement, dated September 27, 1994, between the
               Company and Mayo Foundation for Medical Education and Research.*                              (E)
    10.10    Agreement between America's Health Network, Inc. and the Company, dated May 25, 1995.*          (F)
    10.11    Amendment No. 2 to License Agreement among William Morrow Company, Mayo Foundation for
               Medical Education and Research and the Company, dated December 29, 1995.*                     (F)
    10.12    Financial Advisor and Consulting Agreement with Frazier & Company  LP, dated
               July 14, 1994, as amended by a letter agreement, dated June 28, 1995.**                       (G)
    10.13    Settlement Agreement and Mutual Release dated September 12, 1997 between the Company and
               Mayo Foundation for Medical Education and Research.                                           (H)
    10.14    Sublicense Agreement dated September 12, 1997 between the Company and Mayo Foundation for
               Medical Education and Research.                                                               (H)
    10.15    Letter Agreement dated November 9, 1997 between the Company and Robert Goodman.**               (I)
    10.16    Subscription  Agreement,  dated January 29, 1999, among the Company and certain investors
               named therein.                                                                                (J)



    10.17    Employment Agreement, dated August 16, 1999, between the Company and Ronald Stevens.**          (O)
    10.18    Employment Agreement, dated February 15, 2000, between the Company and Robert Goodman.**        (O)
    27       Financial Data Schedule (electronic version only)
-----------------------------------

     (A) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 333-69989, filed with the Securities and Exchange Commission on December 31, 1998.
     (B) Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-67064, (file number 0-22212) filed with the Securities and Exchange Commission in 1993.
     (C) Incorporated herein by reference to the Company's Preliminary Proxy Statement for the Annual Meeting of Shareholders held June 16, 1998 on Form PRE 14A, filed with the Securities and Exchange Commission on May 6, 1998.
     (D) Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-76496, filed with the Securities and Exchange Commission in 1994.
     (E) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission.
     (F) Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K/A for the year ended December 31, 1995 filed with the Securities and Exchange Commission on October 4, 1996.
     (G) Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.
     (H) Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission on November 12, 1997.
     (I) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 15, 1998.
     (J) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.
     (K) Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 333-81321, filed with the Securities and Exchange Commission on June 22, 1999.
     (L) Incorporated herein by reference to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on September 15, 1999.
     (M) Incorporated herein by reference to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on December 14, 1999.
     (N) Incorporated herein by reference to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2000.
     (O) Incorporated herein by reference to the Company's Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2000.

* Portions of the Exhibit have been omitted pursuant to the Company's request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Act of 1933, as amended.

**       Management Agreement or Compensatory Plan or Arrangement

         (b)      Reports on Form 8-K.

                  The following reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2000:

                  In a report filed on Form 8-K/A, dated February 14, 2000, the Company amended its December 14, 1999 Form 8-K filing to include the financial statements of Health Decisions International, which it acquired on 11/29/99, as well as the related pro forma information.

                  In a report filed on Form 8-K, dated February 18, 2000, the Company announced the Agreement and Plan of Merger with Healtheon/WEBMD Corporation.

                  In a report filed on Form 8-K, dated February 22, 2000, the Company reported voting agreements entered into with the Company's stockholders and option holders, in connection with the Agreement and Plan of Merger with Healtheon/WEBMD Corporation.

                  In a report filed on Form 8-K, dated March 15, 2000, the Company filed its audited financial statements for the year ended December 31, 1999, as well as the related Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington, on the 22nd day of May, 2000.



                                  ONHEALTH NETWORK COMPANY


                                  By:  /S/ RON STEVENS
                                      -----------------------------
                                      Ron Stevens
                                      Chief Financial Officer