Form 10-K/A
period 1999-12-31
ONHEALTH NETWORK CO
filed 2000-06-21
CIK 910391

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

Number of shares outstanding of the registrant's class of common stock as of March 22, 2000: 24,004,511

================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I
      ITEM 1.  Business...................................................... 3
      ITEM 2.  Properties....................................................18
      ITEM 3.  Legal Proceedings.............................................18
      ITEM 4.  Submission Of Matters To A Vote Of Security Holders...........19


                                     PART II
      ITEM 5.  Market For Registrant's Common Equity And Related
               Stockholder Matters...........................................20
      ITEM 6.  Selected Financial Data.......................................21
      ITEM 7.  Management's Discussion And Analysis Of Financial
               Condition And Results Of Operations...........................21
      ITEM 7A. Quantitative And Qualitative Disclosures About
               Market Risk...................................................26
      ITEM 8.  Financial Statements And Supplementary Data...................26
      ITEM 9.  Changes In And Disagreements With Accountants On
               Accounting And Financial Disclosure...........................26


                                    PART III
      ITEM 10. Directors And Executive Officers of Registrant................27
      ITEM 11. Executive Compensation........................................28
      ITEM 12. Security Ownership Of Certain Beneficial Owners
               And Management................................................32
      ITEM 13. Certain Relationships And Related Transactions................33


                                     PART IV
      ITEM 14. Exhibits, Financial Statement Schedules And Reports
               On Form 8-K...................................................34
      SIGNATURES.............................................................37

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

Dependence on Key Personnel. Our ability to execute our growth plan and be successful depends on our continuing ability to attract, retain and motivate highly skilled employees. As we continue to grow, we will need to hire additional personnel in all operational areas. Competition for personnel throughout the Internet industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.


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

OTHER

Product Development, Editorial and Design
In 1999, 1998, and 1997, product development expenses were $7,660,000, $4,511,000, and $6,784,000, respectively. In addition, in 1997, product development, editorial and design expenses paid for by third parties was $682,000.

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


In October 1999, the Division of Enforcement, Pacific Regional Office of the Securities and Exchange Commission ("SEC"), notified the Company that it was initiating an investigation of the Company's policies and procedures concerning the granting of stock options. The Company has provided information to the SEC. In addition, the Company's Board of Directors hired independent legal counsel to conduct its own special investigation. On February 16, 2000 the Company received a report from independent legal counsel indicating that there were certain instances where stock options were granted to new employees with exercise prices that were below fair market value as of the measurement date for determining stock based compensation under Accounting Principles Board ("APB") Opinion No.
25. As a result, the Company recorded $1.8 million of deferred stock-based compensation in 1999 and was recognizing amortization of the deferred compensation over the vesting period of the underlying options as a stock-based compensation charge. The SEC has been given a copy of the report of the special investigation and has taken deposition of various members of management and Company employees.

Based upon additional inquiries by the SEC, the independent legal counsel investigation continued with a review of stock option grants to existing employees. On April 8, 2000, the Company received a preliminary report from independent counsel indicating that there were instances where stock options were granted in 1999 to existing employees and directors with exercise prices that were below fair market value as of the measurement date for determining stock based compensation under APB Opinion No. 25. The Company subsequently hired another independent legal counsel to review all stock option grants (both new hire and existing employees) for 1999 and 1998 to determine whether there were additional stock-based compensation charges to be recorded. On May 31, 2000 the Company received a final report from the new independent legal counsel. As a result, the Company has recorded $7.9 million of additional deferred stock-based compensation for 1999 and $1.1 million of additional deferred stock-based compensation for 1998. These additional deferred stock-based compensation amounts will be amortized to expense over the vesting periods of the underlying options as stock-based compensation charges. The Company has restated their 1998 and 1999 financial statements in their amended Form 10-K for 1999. The SEC has been given a copy of the report of new independent legal counsel.

There is a possibility that options to purchase approximately 2.3 million shares were issued outside of the scope of the Company's existing stock option plans because they were determined to be granted below fair market value on the measurement date. Accordingly, option holders who were granted ISOs will be given the opportunity to elect to either retain their original grant (which will be treated as a non qualified options for federal income tax purposes)or to receive a replacement ISO grant under the Company's 1997 Stock Option Plan. To the extent any options are determined to have been granted outside the scope of the 1997 Stock Option Plan, the corresponding number of shares subject to such options would be available for future grants by the Company under such Plan. All replacement options will re-issued with the same vesting, exercise price and quantity.

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


                                                               Year Ended December 31,
                                       ------------------------------------------------------------------
                                            1999(1)(2)    1998(1)      1997         1996         1995
                                            -------       -------     ------       ------       ------
                                                       (In thousands, except per share data)

SUMMARY OF OPERATIONS:
Net revenue                            $     3,767   $     1,522   $   3,761   $    9,470    $  11,970
Loss from operations                       (50,053)      (11,265)    (11,262)     (10,326)     (14,875)
Net loss                                   (49,772)      (11,185)    (10,947)     (10,157)     (14,234)
Net loss applicable to
   common shareholders                 $   (49,772)  $   (12,210)  $ (13,965)  $  (10,336)   $ (14,254)
Net loss per common share:
   Basic and diluted                   $     (2.84)  $     (1.14)  $   (1.73)  $    (1.36)   $   (1.90)


BALANCE SHEET DATA:
Cash, cash equivalents and
   short-term investments              $    10,142   $     2,119   $   2,488   $    3,462    $   7,759
Working capital (deficiency)                 8,019        (1,158)     (1,252)       3,230        8,607
Total assets                                32,720         3,894       4,577       13,411       18,352
Convertible subordinated
   debentures                                    -             -           -        3,500            -
Total liabilities                           11,825         4,195       4,559        8,606        3,627
Convertible redeemable
   preferred stock                               -             -           -        1,905        1,845
Shareholders' equity (deficit)              20,895          (301)         18        2,900       12,880

(1) The 1999 and 1998 loss from operations, net loss and net loss per share have been restated to record additional amortization of stock-based compensation. See Notes 2 and 23 of Notes to Consolidated Financial Statements.

(2) Includes financial data of BabyData, which was acquired on September 9, 1999, and HDI, which was acquired on November 29, 1999. Results of operations for BabyData and HDI are included beginning with their respective dates of acquisition.


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

RESTATEMENT OF PRIOR PERIOD RESULTS


The Company has restated its consolidated balance sheets as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998 due to the recording of additional stock-based compensation charges (see Note 23 of Notes to Consolidated Financial Statements). As a result, the consolidated balance sheets include adjustments to increase additional paid-in-capital by $9.0 million and $1.1 million at December 31, 1999 and 1998, respectively, to increase the accumulated deficit by $2.7 million and $246,000 at December 31, 1999 and 1998, respectively, and to increase deferred compensation by $6.3 million and $896,000 at December 31, 1999 and 1998, respectively. The consolidated statements of operations include an adjustment to increase the stock-based compensation amortization by $2.4 million and $246,000 for the years ended December 31, 1999 and 1998, respectively.


RESULTS OF OPERATIONS

The following table sets forth selected income statement data for the years ended December 31, 1999, 1998 and 1997:


                                                 Year Ended December 31,
                                      ------------------------------------------
       (In thousands)                     1999          1998          1997
                                      ------------- ------------- -------------
                                        (Restated)   (Restated)

         Net revenue                  $    3,767    $    1,522    $    3,761
         Costs and expenses               53,520        12,787        15,023
         Loss from operations            (50,053)      (11,265)      (11,262)
         Net loss                        (49,772)      (11,185)      (10,947)

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

COSTS AND EXPENSES


Total cost and expenses in 1999 increased $41,033,000 or 321%, to $53,820,000 from $12,787,000 in 1998. The increase was primarily due to increased sales and marketing efforts related to our onhelath.com Web site and increased product development, editorial and design expenses.


Product Development, Editorial & Design

In 1999 and 1998 product development, editorial and design expenses consist primarily of compensation and related costs for our development, editorial, design systems staff, consulting fees, third-party content acquisition costs and Web site maintenance and enhancement costs related to our onhealth.com Web site. In 1997, product development, editorial and design expenses also included CD-ROM development costs. The increase in product development, editorial and design expenses of $3,149,000, or 70%, from $4,511,000 in 1998 to $7,660,000 in 1999, was primarily due to the increase in the use of consultants and staff required to enhance and maintain the onhealth.com Web site. The decrease in product development, editorial and design expenses of $2,273,000, or 34%, from $6,784,000 in 1997 to $4,511,000 in 1998 reflects the shift from CD-ROM products towards an internet focused business. Product development, editorial & design expenses are expected to increase in 2000 as we continue to build our infrastructure and increase product offerings.

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

Stock-based Compensation


Stock-based compensation is principally comprised of the portion of acquisition related consideration which is contingent on the continued tenure of key employees, which must be recorded as compensation expense under generally accepted accounting principles, and the compensation expense related to stock option grants. The 1999 stock-based compensation includes amortization of the compensation arrangements in connection with the acquisitions of BabyData.com in the third quarter of 1999 and HDI in the fourth quarter of 1999, aggregating $822,000. The stock-based compensation amounts related to options granted with an exercise price less than the fair value of the underlying common stock is $3.0 million in 1999 and $376,000 in 1998. Stock-based compensation is expected to increase in 2000, as the remaining amortization related to the stock option grants and the two 12-month employment contracts, which became effective September 9, 1999 and November 29, 1999, will be recognized in the 2000 statement of operations.


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

LIQUIDITY AND CAPITAL RESOURCES


At December 31, 1999, we had cash and cash equivalents of $10,142,000. Total cash used by operating activities during 1999 was $43,398,000, which was primarily due to a net loss of $49,772,000. Investing activities used net cash of $1,187,000 primarily for purchases of computer equipment and leasehold improvements due to the growth in personnel. Financing activities provided cash of $52,608,000 through the private placement of common stock in the first quarter and public offerings in second and third quarters, aggregating $49,676,000, net of offering costs; proceeds from the exercise of stock options $1,347,000; and the exercise of warrants, $1,585,000.

In February 2000, we agreed to merge with Healtheon/WEBMD Corporation ("Healtheon/WEBMD"). In connection with the merger agreement, Healtheon/WEBMD has agreed to lend us up to $30 million for working capital needs. The amounts borrowed under this line of credit are due on February 15, 2001. We believe our cash and cash equivalents, including the $30 million lending commitment by Healtheon/WEBMD, coupled with our ability to reduce discretionary expenditures as necessary, will be sufficient to fund our operations through December 31,

2000. Operations generated a negative cash flow during 1997, 1998 and 1999, and we expect a significant use of cash in 2000 as we markets and expands our Web site. Any material unforeseen increase in expenses or reductions in projected revenues will likely require us to seek additional debt or equity financing. If additional cash is required, we may need to reduce our expenditures or curtail certain operations. There can be no assurance that additional capital, on a debt or equity basis, will be found, or if found that it will be on economically viable terms.


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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                                    FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Set forth are the executive officers and directors of the Company as of March 24, 2000.


         Name           Age                      Title
---------------------- ------- -------------------------------------------------
 Robert N. Goodman       47      Chief Executive Officer, President and Director
 Rebecca J. Farwell      38      Executive Vice President, General Manager
 Ronald M. Stevens       36      Chief Financial Officer
 Michael A. Brochu       46      Chairman of the Board
 Ann Kirschner           49      Director
 Ram Shriram             43      Director
 Rick Thompson           40      Director




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

Chief Executive Officer Compensation


Mr. Goodman's base salary, annual incentive award and long-term incentive compensation are determined by the Committee based upon the same factors as those employed by the Committee for executive officers generally. Mr. Goodman's current annual base salary is $225,000 with a potential bonus of up to 50 percent. His salary is subject to annual review and increase by the Board of Directors of the Company. During fiscal 1999, Mr. Goodman was granted options to purchase 500,000 and 150,000 shares of Common Stock at an exercise price of $4.75 and $11.06 per share respectively. As Mr. Goodman is a member of the Compensation Committee, he excused himself from all discussions, deliberations and determinations relating to the compensation of the Chief Executive Officer.


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


Effective February 15, 2000, certain shareholders of the Company holding in excess of 40% of the outstanding common stock of the Company entered into agreements with Healtheon/WebMD granting Healtheon/WebMD a proxy to vote the shares of Company's common stock held by such shareholders (the "Voting Agreements"). The execution of the Voting Agreements triggered accelerated vesting of outstanding stock options granted under the Company's Stock Option Plans. As a result all unvested stock options became fully vested. Twenty members of Senior Management agreed to waive the vesting until the later of the closing of the transaction, or the termination of the Merger Agreement.

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

                            ONHEALTH NETWORK COMPANY
                                  EXHIBIT INDEX
                       FISCAL YEAR ENDED DECEMBER 31, 1999


   Exhibit
   Number                                              Description                                             Ref.
------------   ---------------------------------------------------------------------------------------------  -----

     2.1         Agreement and Plan of Reorganization among OnHealth Network Company, BabyData.com Inc., BB
                   Acquisition, Inc. and the stockholders of BabyData.com Inc. dated as of September 9,
                   1999.                                                                                       (L)
     2.2         Agreement and Plan of  Reorganization  among  OnHealth  Network Company,
                   Demand  Management,   Inc.,  DMISub,   Inc.,  Health Decisions,  Inc., HDISub, Inc.,
                   Health Decisions International, LLC and Donald M. Vickery, the sole shareholder of
                   HDI and DMI dated as of November 19, 1999.*                                                 (M)
     2.3         Agreement  and Plan of Merger  dated  February  15, 2000 by and among Healtheon/WebMD Corporation, Tech Acquisition Corporation
                   and OnHealth Network Company                                                                (N)
     3.1         Amended and Restated Articles of Incorporation of the Company.                                (K)
     3.2         Bylaws of the Company.                                                                        (A)
     4.1         Form of Stock Certificate.                                                                    (B)
     9.1         Voting Agreement dated February 15, 2000 executed by Healtheon/WebMD Corporation, Tech
                   Acquisition Corporation and OnHealth Network Company and Jon C. Baker, Van Wagoner
                   Funds, Inc., David R. Wilmerding, Michael A. Brochu, Rebecca Farwell, Robert N.
                   Goodman, Ann Kirschner, Ram Shriram, Ronald Stevens and Rick Thompson.                      (N)
    10.1         License Agreement, dated April 24, 1991, among the Company, William Morrow Company and Mayo
                   Foundation for Medical Education and Research, as amended.                                  (B)
    10.2         Electronic Publishing License, Development and Marketing Agreement, dated April 28, 1993,
                   between the Company and Mayo Foundation for Medical Education and Research.                 (B)
    10.3         401(k) Savings and Investment Plan.                                                           (B)
    10.4         1997 Stock Option Plan, as amended.                                                           (C)
    10.5         IVI Publishing, Inc. Director Stock Option Plan, as amended.                                  (D)
    10.6         License Agreement, dated February 9, 1994, between the Company and Time Life, Inc. and
                   First Amendment to Titles Development Agreement, dated as of February 9, 1994 between
                   the Company and Time Life, Inc.                                                             (D)
    10.8         License, Development and Marketing Agreement, dated September 28, 1994, between the Company
                   and Time Life, Inc.*                                                                        (E)
    10.9         1994 License, Development and Marketing Agreement, dated September 27, 1994, between the
                   Company and Mayo Foundation for Medical Education and Research.*                            (E)
    10.10        Agreement between America's Health Network, Inc. and the Company, dated May 25, 1995.*        (F)
    10.11        Amendment No. 2 to License Agreement among William Morrow Company, Mayo Foundation for
                   Medical Education and Research and the Company, dated December 29, 1995.*                   (F)
    10.12        Financial  Advisor and  Consulting  Agreement  with Frazier & Company  LP, dated
                   July 14,  1994,  as  amended by a letter agreement, dated June 28, 1995.**                  (G)
    10.13        Settlement Agreement and Mutual Release dated September 12, 1997 between the Company and
                   Mayo Foundation for Medical Education and Research.                                         (H)
    10.14        Sublicense Agreement dated September 12, 1997 between the Company and Mayo Foundation for
                   Medical Education and Research.                                                             (H)
    10.15        Letter Agreement dated November 9, 1997 between the Company and Robert Goodman.**             (I)
    10.16        Subscription  Agreement,  dated January 29, 1999, among the Company and certain investors
                   named therein.                                                                              (J)
    10.17        Employment Agreement, dated August 16, 1999, between the Company and Ronald Stevens.**        (O)
    10.18        Employment Agreement, dated February 15, 2000, between the Company and Robert Goodman.**      (O)
    23.1         Consent of Ernst & Young LLP, Independent Auditors
    27.1         Financial Data Schedule (electronic version only)


    27.2         Restated Financial Data Schedule for nine month period ended September 30, 1999
                   (electronic version only)
    27.3         Restated Financial Data Schedule for six month period ended June 30, 1999
                   (electronic version only)
    27.4         Restated Financial Data Schedule for three month period ended March 31, 1999
                   (electronic version only)
    27.5         Restated Financial Data Schedule for year ended December 31, 1998
                   (electronic version only)
    27.6         Restated Financial Data Schedule for nine month period ended September 30, 1998
                   (electronic version only)
    27.7         Restated Financial Data Schedule for six month period ended June 30, 1998
                   (electronic version only)
    27.8         Restated Financial Data Schedule for three month period ended March 31, 1998
                   (electronic version only)

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

**       Management Agreement or Compensatory Plan or Arrangement


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington, on the 20th day of June, 2000.



                                    ONHEALTH NETWORK COMPANY

                                    By:  /S/ RONALD M. STEVENS
                                         -------------------------------------
                                         Ronald M. Stevens
                                         President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on June 20, 2000, in the capacities indicated.


       SIGNATURE                         TITLE
------------------------  ----------------------------------------

/S/ RONALD M. STEVENS      Chief Operating Officer (Principal
---------------------      Executive and Accounting Officer)
    Ronald M. Stevens

/S/ MICHAEL A. BROCHU      Chairman of the Board
---------------------
    Michael A. Brochu

/S/ ANN  KIRSHNER          Director
---------------------
    Ann  Kirshner

/S/ RAM  SHRIRAM           Director
---------------------
    Ram  Shriram

/S/ RICK  THOMPSON         Director
---------------------
    Rick  Thompson

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OnHealth Network Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


     As discussed more fully in Notes 2 and 23, the Company has restated the 1999 and 1998 financial statements to correct for errors in determining the measurement dates for purposes of measuring and recording stock-based compensation under Accounting Principles Board Opinion No. 25.



                                          /s/ ERNST & YOUNG LLP


Seattle, Washington
February 18, 2000, except for Notes 2 and 23, as to which the date is May 31, 2000

                                 ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                  (In thousands, except per share data)

                                                                                      December 31,
                                                                            ---------------------------------
                                                                                 1999              1998
                                                                            ---------------    --------------
                                                                              (Restated)         (Restated)
ASSETS:

Current assets:
      Cash and cash equivalents                                             $      10,142      $       2,119
      Restricted cash                                                                 500                  -
      Accounts receivable, net of allowances of $413 (1999) and
           $256 (1998)                                                              1,870                509
      Inventories                                                                      15                  -
      Prepaid advertising                                                           6,848                197
      Other current assets                                                            401                212
                                                                            ---------------    --------------
Total current assets                                                               19,776              3,037

Furniture and equipment, net                                                        2,137                735
Intangibles and goodwill, net                                                      10,754                  -
Other non-current assets                                                               53                122
                                                                            ---------------    --------------
Total assets                                                                $      32,720      $       3,894
                                                                            ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                          $       2,000      $           -
     Accounts payable                                                               6,515              1,526
     Deferred revenue                                                                 859                 95
     Other accrued expenses                                                         2,383              2,574
                                                                            ---------------    --------------
Total current liabilities                                                          11,757              4,195

Non-current liabilities                                                                68                  -

Commitments and contingencies

Shareholders' equity:
      Preferred stock, $0.01 par value; authorized, 1,000; issued and
          outstanding, none                                                             -                  -
      Common stock, $0.01 par value; authorized, 100,000; issued
          and outstanding, 23,812 (1999) and 12,800 (1998)                            238                128
      Additional paid-in-capital                                                  171,641             90,301
      Accumulated deficit                                                        (139,533)           (89,761)
      Deferred compensation                                                       (11,451)              (969)
                                                                            ---------------    --------------
Total shareholders' equity (deficit)                                               20,895               (301)
                                                                            ---------------    --------------
Total liabilities and shareholders' equity                                  $      32,720      $       3,894
                                                                            ===============    ==============



     The accompanying notes are an integral part of the financial statements

                    ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                     Year Ended December 31,
                                                       -----------------------------------------------------
                                                            1999               1998               1997
                                                       ---------------    ---------------    ---------------
                                                         (Restated)          (Restated)

Net revenue                                            $       3,767      $       1,522      $       3,761

Costs and  expenses:
     Product development, editorial & design                   7,660              4,511              6,784
     Sales and marketing                                      37,041              5,626              1,347
     General and administrative                                4,769              2,274              6,892
     Amortization of intangibles and goodwill                    504                  -                  -
     Stock-based compensation                                  3,846                376                  -
                                                       ---------------    ---------------    ---------------
            Total costs and expenses                          53,820             12,787             15,023
                                                       ---------------    ---------------    ---------------
Loss from operations                                         (50,053)           (11,265)           (11,262)

Interest income (expense), net                                   279                 84               (158)
Other income (expense), net                                        2                 (4)               473
                                                       ---------------    ---------------    ---------------
       Total interest and other income (expense)                 281                 80                315
                                                       ---------------    ---------------    ---------------
Net loss                                                     (49,772)           (11,185)           (10,947)

Preferred stock dividends                                          -               (103)              (100)
Preferred stock accretion                                          -               (702)               (43)
Preferred stock deemed dividend                                    -               (220)            (2,875)
                                                       ---------------    ---------------    ---------------
Net loss applicable to common shareholders             $     (49,772)     $     (12,210)     $     (13,965)
                                                       ===============    ===============    ===============

Net loss per common share-
     Basic and diluted                                 $       (2.84)     $       (1.14)     $       (1.73)
                                                       ===============    ===============    ===============

Weighted average number of common shares
     outstanding                                              17,529             10,680              8,056
                                                       ===============    ===============    ===============




     The accompanying notes are an integral part of the financial statements

                    ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)

                                            Common Stock
                                       -----------------------     Additional                                              Total
                                                       Par          Paid-In        Accumulated          Deferred      Shareholders'
                                        Shares        Value         Capital          Deficit          Compensation       Equity
                                       ----------    ---------    -----------     -------------    ----------------  --------------

Balance at December 31, 1996           $  7,612      $    76      $  70,453        $   (67,629)    $              -  $        2,900
Issuance of common stock:
   Exercise of options                       59            1             97                  -                    -              98
   Lawsuit settlement                       175            2            431                  -                    -             433
Return of common stock per Mayo
  agreement                                (490)          (5)             5                  -                    -               -
Preferred stock conversion to
  common                                  1,000           10          1,938                  -                    -           1,948
Dividends on convertible
  redeemable preferred stock
  ($0.05 per share)                           -            -           (100)                 -                    -            (100)
Preferred stock accretion                     -            -            (43)                 -                    -             (43)
Convertible subordinated debenture
   conversion to common                   1,750           17          5,712                  -                    -           5,729
Net loss                                      -            -            -              (10,947)                   -         (10,947)
                                       ----------    ---------    -----------      -------------    ----------------    ------------
Balance at December 31, 1997             10,106          101         78,493            (78,576)                   -              18
Issuance of common stock:
   Private placements                     1,543           15          5,675                  -                    -           5,690
   Exercise of options                      371            4          1,064                  -                    -           1,068
   Services                                  47            -            365                  -                    -             365
Discount on sale of convertible
   redeemable preferred stock                 -            -            702                  -                    -             702
Preferred stock conversion to
   common stock                             733            8          3,622                  -                    -           3,630
Cash dividends on convertible
   redeemable preferred stock
   ($0.06 per share)                          -            -             (3)                 -                    -              (3)
Non-cash dividends -
   preferred stock                            -            -           (100)                 -                    -            (100)
Accretion of discount on
   preferred stock                            -            -           (702)                 -                    -            (702)
Preferred stock deemed
   dividend                                   -            -           (220)                 -                    -            (220)
Issuance of stock options and
   warrants for services                      -            -             60                  -                    -              60
Deferred compensation (restated)              -            -          1,345                  -               (1,345)              -
Amortization of deferred
   compensation (restated)                    -            -              -                  -                  376             376
Net loss (restated)                           -            -              -            (11,185)                   -         (11,185)
                                       ----------    ---------    -----------      -------------      ----------------  ------------
Balance at December 31, 1998
   (restated)                            12,800          128         90,301            (89,761)                (969)           (301)
Issuance of common stock:
   Public offerings                       5,500           55         35,529                  -                               35,584
   Private placements                     2,596           26         14,066                  -                               14,092
   Exercise of options                      345            4          1,343                  -                                1,347
   Exercise of warrants                     356            3          1,582                  -                                1,585
   Services                                 647            6          6,119                  -                                6,125
   Business acquisitions                  1,568           16         12,995                  -               (4,622)          8,389
Deferred compensation (restated)              -            -          9,706                  -               (9,706)              -
Amortization of deferred
   compensation (restated)                    -            -              -                  -                3,846           3,846
Net loss (restated)                           -            -              -            (49,772)                  -          (49,772)
                                       ----------    ---------    -----------      -------------    ----------------    ------------
Balance at December 31, 1999
   (restated)                            23,812      $   238      $ 171,641        $  (139,533)     $      (11,451)     $    20,895
                                       ==========    =========    ===========      =============    ================    ============

    The accompanying notes are an integral part of the financial statements

                                     ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                              Year ended December 31,
                                                                 ---------------------------------------------------
                                                                      1999              1998              1997
                                                                 ---------------    --------------    --------------
                                                                   (Restated)         (Restated)

Cash flows from operating activities:
     Net loss                                                    $     (49,772)     $     (11,185)    $     (10,947)
     Adjustments to reconcile net loss to cash used
       in operating activities:
          Depreciation and amortization                                    851                722             1,252
          Interest expense associated with debenture
             conversion                                                      -                  -             2,229
          Loss on disposition of  furniture and equipment                    -                285               711
          Provision for (recoveries of) doubtful
             accounts and returns                                          117               (755)            2,336
          Amortization of prepaid advertising and other
             services, paid by  stock issuances                          1,676                  8                 -
          Amortization of deferred compensation                          3,846                376                 -
          Common stock issued as litigation settlement                       -                  -               433
          Common stock issued for services                                   -                365                 -
          Changes in assets and liabilities:
             (Increase) in restricted cash                                (500)                 -                 -
             (Increase) decrease in accounts receivable                   (934)               583             1,461
             Decrease in inventories                                         2                150                 5
             (Increase) decrease in other current assets                (2,311)               (25)              253
             (Increase) decrease in other non-current assets                69               (122)            1,885
             Increase (decrease) in accounts payable                     4,765               (393)           (1,287)
             Increase (decrease) in other accrued expenses              (1,207)                29               760
                                                                 ---------------    --------------    --------------
Net cash used in operating activities                                  (43,398)            (9,962)             (909)

Cash flows from investing activities:
      Proceeds from disposition of furniture and fixtures                    -                217                61
      Capital expenditures                                              (1,028)              (689)             (104)
      Business acquisitions, net of cash acquired                         (159)                 -                 -
                                                                 ---------------    --------------    --------------
Net cash used in investing activities                                   (1,187)              (472)              (43)

Cash flows from financing activities:
      Proceeds from issuance of convertible redeemable
      preferred stock                                                        -              5,000                 -
      Proceeds from issuance of common stock:
         Public offerings                                               35,584                  -                 -
         Private placements                                             14,092              5,690                 -
         Exercise of options                                             1,347              1,068                98
         Exercise of warrants                                            1,585                  -                 -
      Redemption of preferred stock                                          -             (1,690)                -
      Preferred stock dividends paid                                         -                 (3)             (120)
                                                                 ---------------    --------------    --------------
Net cash provided by (used in) financing activities                     52,608             10,065               (22)
                                                                 ---------------    --------------    --------------
Net decrease in cash and cash equivalents                                8,023               (369)             (974)
Cash and cash equivalents at beginning of year                           2,119              2,488             3,462
                                                                 ---------------    --------------    --------------
Cash and cash equivalents at end of year                         $      10,142      $       2,119     $       2,488
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

Long-Lived Assets

In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows form the impaired assets. The cash flow estimates that will be used will contain management's best estimated, using appropriate and customary assumptions and projections at the time.

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


Revenue relating to the licensing of the Company's health and medical content for use on cable television channels is recognized when payments are received. The Company recognized revenue under its cable television agreement with America's Health Network ("AHN") during 1997. (See Note 17).

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

Stock Based Compensation


As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company follows the disclosure-only provisions of SFAS No. 123 but applies Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options is less than the fair market value of the underlying stock on the date of grant, compensation expense is recorded based upon the intrinsic value of the stock option. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require using a Black-Sholes option pricing model and remeasuring such stock options to the current fair market value until the performance date has been reached.


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


NOTE 2.   RESTATEMENT OF PRIOR PERIOD RESULTS

The Company has restated its consolidated balance sheets as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998 due to the recording of additional stock-based compensation charges (see Note 23). As a result, the consolidated balance sheets include adjustments to increase additional paid-in-capital by $9.0 million and $1.1 million at December 31, 1999 and 1998, respectively, to increase the accumulated deficit by $2.7 million and $246,000 at December 31, 1999 and 1998, respectively, and to increase deferred compensation by $6.3 million and $896,000 at December 31, 1999 and 1998, respectively. The consolidated statements of operations include an adjustment to increase the stock-based compensation amortization by $2.4 million and $246,000 for the years ended December 31, 1999 and 1998, respectively.

The impact on the Company's results of operations as originally reported for 1999 and 1998 is as follows:



                                    Net Loss
                                 Applicable to          Loss Per
                                    Common               Common
                                 Shareholders            Share
                               -----------------    ----------------
            1999
      As reported                 $  (47,327)         $    (2.70)
      As restated                 $  (49,772)         $    (2.84)

            1998
      As reported                 $  (11,964)         $    (1.12)
      As restated                 $  (12,210)         $    (1.14)


NOTE 3.   LIQUIDITY


The Company has experienced recurring losses from operations and has generated an accumulated deficit from inception to December 31, 1999 of $139,533,000. During the year ended December 31, 1999, the Company used $43,398,000 of cash in operations. At December 31, 1999, the Company has working capital of $8,019,000 and cash and cash equivalents of $10,142,000. In February 2000, the Company agreed to merge with Healtheon/WEBMD Corporation ("Healtheon/WEBMD"). In connection with the merger agreement, Healtheon/WEBMD has agreed to lend the Company up to $30 million for working capital needs. Amounts borrowed under this line of credit are due February 15, 2001 (see Note 24). The Company believes its cash and cash equivalents, including the $30 million lending commitment by Healtheon/WEBMD, coupled with the ability to reduce discretionary expenditures, if necessary, will be sufficient to fund its operations through December 31, 2000. Operations generated a negative cash flow during 1997, 1998 and 1999 and the Company expects a significant use of cash in 2000 as it markets and expands it Web site. Any material unforeseen increase in expenses or reductions in projected revenue will likely require the Company to seek additional debt or equity financing. If additional cash is required, the Company may need to reduce its expenditure or curtail certain operations. There can be no assurance that additional capital, on debt or equity basis, will be found or if found that it will be on economically viable terms.


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

NOTE 6.   COMMON STOCK

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

NOTE 8.         CONVERTIBLE REDEEMABLE PREFERRED STOCK

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
              Weighted-average expected life     5 years    5 years    5 years



The weighted-average fair value of options granted at fair market value during 1999, 1998 and 1997 was $8.32, $3.01 and $1.74, respectively. The weighted-average fair value of options granted at less than fair market value during 1999 and 1998 was $10.16 and $5.17, respectively. The weighted-average fair value of options granted at greater than fair market value during 1998 was $1.77. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                   1999              1998              1997
                                                               --------------    --------------    -------------
                                                                     (In thousands, except per share data)
Net loss applicable to common shareholders - as reported       $      (49,772)   $      (12,210)    $  (13,965)
Net loss applicable to common shareholders - pro forma                (55,319)          (13,351)       (14,294)
Basic and diluted net loss per share - as reported             $        (2.84)   $        (1.14)    $    (1.73)
Basic and diluted net loss per common share  pro forma         $        (3.16)   $        (1.25)    $    (1.77)



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
                                                                    -----------
                                                                     8,448,662
                                                                    ===========

NOTE 10.        DEFERRED COMPENSATION


The Company recorded aggregate deferred compensation of $14.3 million and $1.3 million in 1999 and 1998, respectively. Of the amounts recorded in 1999 and 1998, $9.7 million and $1.2 million, respectively, represent the difference between the grant price and the fair value of the Company's common stock for shares subject to options granted in 1999 and 1998. Options granted below fair market value and the associated weighted-average exercise price per share were 1,827,500 and $6.14 and 463,250 and $3.67 during the years ended December 31, 1999 and December 31, 1998, respectively. The amortization of deferred compensation is charged to operations over the vesting period of the options, which is typically three to five years. The amount of deferred compensation recorded in 1999 includes $4.6 million related two acquisitions which included common shares forfeitable subject to continued employment of certain key employees. The amortization of these deferred compensation amounts are charged to operations over the twelve month employment agreement period. Total amortization recognized in 1999 and 1998 was $3.8 million and $376,000, respectively.

NOTE 11.        MERGERS AND ACQUISITIONS

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

                                                Year Ended December 31,
                                          -----------------------------------
                                                1999               1998
                                          -----------------   ---------------
                                         (In thousands, except per share data)

         Revenue                           $        7,186      $      6,000
                                          =================   ===============
         Net loss applicable to common
           shareholders                    $      (53,132)     $    (22,456)
                                          =================   ===============
         Basic and diluted net loss
           per share                       $        (2.75)     $      (1.87)
                                          =================   ===============


NOTE 12.        LOSS PER COMMON SHARE

The components of basic and diluted loss per common share are as follows:


                                                                1999              1998              1997
                                                           --------------    ---------------    -------------
                                                               (In thousands, except per share data)

Net loss applicable to common shareholders
     (numerator)                                           $    (49,772)     $     (12,210)     $    (13,965)
                                                           ==============    ==============    =============

Weighted average common shares outstanding
     (denominator)                                               17,529             10,680             8,056
                                                           ==============    ===============    =============

Loss per share:
     Basic and diluted                                     $      (2.84)     $       (1.14)     $      (1.73)
                                                           ==============    ===============    =============


NOTE 13.        COMMITMENTS

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
                                       ====================  ==================

NOTE 14.        NOTE PAYABLE


In connection with the acquisition of HDI described in Note 11, the Company assumed a $2,000,000 note payable to G.D. Searle & Company ("Searle"), which is secured by all tangible and intangible property of HDI. Interest on the note is stated at 30% per annum. All principal and interest are due on December 18, 2000, with a call option by Searle on June 30, 2000. As a result of the acquisition, the Company and Searle entered into a release and Note Cancellation Agreement, whereby the Company intends to repay the principal and interest due by issuing Searle registered shares of the Company's common stock. If the Company is unable to provide Searle with registered shares on or before June 30, 2000, then Searle has the option to call the note and all principal and interest will be due in cash.

NOTE 15.        SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)                                                          Year Ended December 31, 1999
                                                              -------------------------------------------------
                                                                  1999             1998              1997
                                                              -------------    --------------    --------------
Cash paid during the years for:
   Interest                                                   $         -      $         -       $       298
   Income taxes                                                         4                7                 5

Non-cash investing and financing transactions:
   Common stock issued in connection with business
    acquisitions                                                    8,389                -                 -
   Stock options and warrants issued for services                   6,125               60                 -
   Common stock issued for deferred compensation                    4,622                -                 -
   Deferred compensation related to stock options                   9,706            1,345                 -
   Conversion of preferred stock to common stock                        -            3,630             1,948
   Conversion of convertible subordinated debentures                    -                -             5,729
   Fair market value of preferred stock warrant                         -              702                 -
   Preferred stock accretion                                            -             (702)              (43)
   Preferred stock dividends                                            -              100                 -
   Preferred stock deemed dividend                                      -                -             2,875
   Common stock issued as litigation settlement                         -                -               433


NOTE 16.        INCOME TAXES

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

Components of the Company's deferred tax assets and liabilities are as follows:


                                                     December 31,
                                      -----------------------------------------
                                              1999                  1998
                                      -------------------   -------------------
DEFERRED TAX ASSETS:
Accrued expenses and allowances       $       2,712,000     $       1,223,000
Research and development credits                442,000               339,000
Net operating loss carryforwards             45,613,000            28,669,000
                                      -------------------   -------------------
                                             48,767,000            30,231,000
DEFERRED TAX LIABILITIES:
Depreciation                                     48,000               (15,000)
Acquisition of intangibles                   (3,004,000)                    -
                                      -------------------   -------------------
                                             (2,956,000)              (15,000)
                                      -------------------   -------------------
Net deferred tax assets
   before valuation allowance                45,811,000            30,216,000
Less valuation allowance                    (45,811,000)          (30,216,000)
                                      -------------------   -------------------
NET DEFERRED TAX ASSETS               $               -     $               -
                                      ===================   ===================


NOTE 17.        AMERICA'S HEALTH NETWORK AGREEMENT

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

NOTE 18.        BENEFIT PLAN

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Plan allows eligible employees to make contributions up to the maximum amount provided under the Code. The Company may also make a discretionary contribution to the Plan. No such contributions have been made by the Company.

NOTE 19.          MAYO AGREEMENT

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

NOTE 20.        RELATED PARTY TRANSACTIONS

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

NOTE 21.        RELOCATION

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

NOTE 22.        LEGAL PROCEEDINGS

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


NOTE 23.        SEC INVESTIGATION AND THE COMPANY'S SPECIAL INVESTIGATION

In October 1999, the Division of Enforcement, Pacific Regional Office of the Securities and Exchange Commission ("SEC"), notified the Company that it was initiating an investigation of the Company's policies and procedures concerning the granting of stock options. The Company has provided information to the SEC. In addition, the Company's Board of Directors hired independent legal counsel to conduct its own special investigation. On February 16, 2000 the Company received a report from independent legal counsel indicating that there were certain instances where stock options were granted to new employees with exercise prices that were below fair market value as of the measurement date for determining stock based compensation under Accounting Principles Board ("APB") Opinion No.
25. As a result, the Company recorded $1.8 million of deferred stock-based compensation in 1999 and was recognizing amortization of the deferred compensation over the vesting period of the underlying options as a stock-based compensation charge. The SEC has been given a copy of the report of the special investigation and has taken deposition of various members of management and Company employees.

Based upon additional inquiries by the SEC, the independent legal counsel investigation continued with a review of stock option grants to existing employees. On April 8, 2000, the Company received a preliminary report from independent counsel indicating that there were instances where stock options were granted in 1999 to existing employees and directors with exercise prices that were below fair market value as of the measurement date for determining stock based compensation under APB Opinion No. 25. The Company subsequently hired another independent legal counsel to review all stock option grants (both new hire and existing employees) for 1999 and 1998 to determine whether there were additional stock-based compensation charges to be recorded. On May 31, 2000 the Company received a final report from the new independent legal counsel. As a result, the Company has recorded $7.9 million of additional deferred stock-based compensation for 1999 and $1.1 million of additional deferred stock-based compensation for 1998. These additional deferred stock-based compensation amounts will be amortized to expense over the vesting periods of the underlying options as stock-based compensation charges. The Company has restated their 1998 and 1999 financial statements in their amended Form 10-K for 1999. The SEC has been given a copy of the report of new independent legal counsel.

There is a possibility that options to purchase approximately 2.3 million shares were issued outside of the scope of the Company's existing stock option plans because they were determined to be granted below fair market value on the measurement date. Accordingly, option holders who were granted ISOs will be given the opportunity to elect to either retain their original grant (which will be treated as a non qualified options for federal income tax purposes)or to receive a replacement ISO grant under the Company's 1997 Stock Option Plan. To the extent any options are determined to have been granted outside the scope of the 1997 Stock Option Plan, the corresponding number of shares subject to such options would be available for future grants by the Company under such Plan. All replacement options will re-issued with the same vesting, exercise price and quantity.

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

NOTE 24.        SUBSEQUENT EVENTS

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


As a result of this merger, Healtheon/WEBMD expects to file a Proxy Statement and Prospectus with the SEC as promptly as reasonably possible. The shareholders of the Company will consider adoption and approval of this merger agreement within 30 days after declaration of the effectiveness of the Healtheon/WEBMD Registration Statement. If the SEC investigation of the Company`s stock option grants (see Note 23) will cause a material delay in the effectiveness of the Registration Statement, then Healtheon/WEBMD may terminate this merger agreement.

Stock Options and Warrants
On February 15, 2000, shareholders owning in excess of 40% of the outstanding common stock of OnHealth entered into voting agreements providing a proxy to Healtheon/WEBMD in support of the merger agreement with Healtheon/WEBMD. This triggered the acceleration provisions within outstanding employee stock option agreements. As a result, all unvested options, with the exception of the options granted to certain key employees of the Company who waived acceleration until closing or termination of the merger agreement, became immediately exercisable. The number of options that vested on February 15, 2000 as a result of this situation was approximately 2.1 million. The number of options granted to certain key employees that were unvested on February 15, 2000 and will vest upon closing or termination of the merger agreement is approximately 3.4 million.



NOTE 25.        QUARTERLY FINANICAL INFORMATION (UNAUDITED)

Financial results by quarter for 1999 and 1998 are as follows. These quarterly results have been restated to include amortization of stock-based compensation charges as discussed in Notes 2 and 23.

(In thousands, except per share data)
                                              Three Months      Three Months       Three Months       Three Months
                                                Ended              Ended              Ended              Ended
                                               March 31,         June 30,          September 30,      December 31,
                                            ---------------    --------------    ----------------    ----------------

             1999
Net Revenue                                 $         200      $        581      $        1,005      $         1,981
                                            ===============    ==============    ================    ================
Loss from operations:
   As reported                              $      (4,267)     $     (7,106)     $      (17,513)     $      (18,722)
   Adjustment                                        (772)           (1,021)               (598)                (54)
                                            ---------------    --------------    ----------------    ----------------
   Restated                                 $      (5,039)     $     (8,127)     $      (18,111)     $      (18,776)
                                            ===============    ==============    ================    ================

Net loss:
   As reported                              $      (4,160)     $     (6,983)     $      (17,464)     $      (18,720)
   Adjustment                                        (772)           (1,021)               (598)                (54)
                                            ---------------    --------------    ----------------    ----------------
   Restated                                 $      (4,932)     $     (8,004)     $      (18,062)     $      (18,774)
                                            ===============    ==============    ================    ================
Net loss per share:
   As reported                              $       (0.28)     $      (0.43)     $        (1.00)     $        (0.87)
   Adjustment                                       (0.05)            (0.07)              (0.04)                  -
                                            ---------------    --------------    ----------------    ----------------
   Restated                                 $       (0.33)     $      (0.50)     $        (1.04)     $        (0.87)
                                            ===============    ==============    ================    ================
             1998
Net Revenue                                 $         330      $        155      $          248      $          789
                                            ===============    ==============    ================    ================
Loss from operations:
   As reported                              $      (1,984)     $     (2,494)     $       (2,533)     $       (4,008)
   Adjustment                                         (14)              (37)                (66)               (129)
                                            ---------------    --------------    ----------------    ----------------
   Restated                                 $      (1,998)     $     (2,531)     $       (2,599)     $       (4,137)
                                            ===============    ==============    ================    ================
Net loss:
   As reported                              $      (2,253)     $     (1,889)     $       (2,503)     $       (4,294)
   Adjustment                                         (14)              (37)                (66)               (129)
                                            ---------------    --------------    ----------------    ----------------
   Restated                                 $      (2,267)     $     (1,926)     $       (2,569)     $       (4,423)
                                            ===============    ==============    ================    ================
Net loss applicable to common
  shareholders:
   As reported                              $      (2,253)     $     (2,099)     $       (2,913)     $       (4,699)
   Adjustment                                         (14)              (37)                (66)               (129)
                                            ---------------    --------------    ----------------    ----------------
   Restated                                 $      (2,267)     $     (2,136)     $       (2,979)     $       (4,828)
                                            ===============    ==============    ================    ================
Net loss per share:
   As reported                              $       (0.22)     $      (0.21)     $        (0.27)     $        (0.40)
   Adjustment                                           -                 -               (0.01)              (0.01)
                                            ---------------    --------------    ----------------    ----------------
   Restated                                 $       (0.22)     $      (0.21)     $        (0.28)     $        (0.41)
                                            ===============    ==============    ================    ================

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