Form 10-Q/A
period 2000-03-31
ONHEALTH NETWORK CO
filed 2000-06-21
CIK 910391

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

           Consolidated Balance Sheets as of March 31, 2000
               and December 31, 1999.........................................3

           Consolidated Statements of Operations for the Three
               Months Ended March 31, 2000 and 1999..........................4

           Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2000 and 1999..........................5

           Notes to Consolidated Financial Statements .......................6

   ITEM 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................12


                           PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings................................................16

   ITEM 6. Exhibits and Reports on Form 8-K.................................17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        March 31,          December 31,
                                                          2000                 1999
                                                     ----------------    ---------------
                                                       (Restated)          (Restated)
ASSETS:
Current assets:
      Cash and cash equivalents                      $      12,664       $      10,142
      Restricted cash                                          500                 500
      Accounts receivable, net of allowances
        of $448 (2000) and $413 (1999)                       2,574               1,870
      Inventories                                                -                  15
      Prepaid advertising                                    6,009               6,848
      Deferred financing costs                              19,831                   -
      Other current assets
                                                               428                 401
                                                     ----------------    ---------------
Total current assets                                        42,006              19,776

Furniture and equipment, net
                                                             2,489               2,137
Intangibles and goodwill, net                               10,005              10,754
Other non-current assets                                        58                  53
                                                     ================    ===============
Total assets                                         $      54,558       $      32,720
                                                     ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable                                   $      15,000       $       2,000
     Current maturities of capital lease
       obligations                                              10                  13
     Accounts payable                                        8,375               6,515
     Deferred revenue                                        1,122                 859
     Other accrued expenses                                  1,473               2,383
                                                     ----------------    ---------------
Total current liabilities                                   25,980              11,770

Non-current liabilities                                         52                  55

Commitments and contingencies

Shareholders' equity:
      Preferred stock, $0.01 par value;
        authorized, 1,000; issued and
        outstanding, none                                        -                   -
      Common stock, $0.01 par value;
        authorized, 100,000; issued
        and outstanding, 24,693 (2000)
        and 23,812 (1999)                                      247                 238
      Additional paid-in-capital                           197,907             171,641
      Accumulated deficit                                 (161,385)           (139,533)
      Deferred compensation                                 (8,243)            (11,451)
                                                     ----------------    ---------------
Total shareholders' equity                                  28,526              20,895
                                                     ----------------    ---------------
Total liabilities and shareholders' equity           $      54,558       $      32,720
                                                     ================    ===============


     The accompanying notes are an integral part of the financial statements

                    ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                          ---------------------------------
                                                               2000              1999
                                                          --------------    ---------------
                                                            (Restated)        (Restated)
Net revenue                                               $       2,664     $         200

Costs and expenses:
     Product development, editorial and design                    2,673             1,215
     Sales and marketing                                         12,186             2,366
     General and administrative                                   2,793               874
     Amortization of intangibles and goodwill                       749                 -
     Stock-based compensation                                     3,110               784
                                                          --------------    ---------------
         Total costs and expenses                                21,511             5,239
                                                          --------------    ---------------
Loss from operations                                            (18,847)           (5,039)

     Interest income                                                151               107
     Interest expense                                            (3,158)                -
                                                          --------------    ---------------
         Total interest expense, net                             (3,007)              107
                                                          --------------    ---------------
Net loss                                                  $     (21,854)    $      (4,932)
                                                          ==============    ===============

Net loss per common share-
     Basic and diluted                                    $       (0.93)    $       (0.33)
                                                          ==============    ===============

Weighted average number of common shares
      Outstanding                                                23,390            14,930
                                                          ==============    ===============

     The accompanying notes are an integral part of the financial statements

                                  ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                 (Unaudited)

                                                                            Three Months Ended March 31,
                                                                        --------------------------------------
                                                                              2000                 1999
                                                                        ----------------     ---------------
                                                                           (Restated)            (Restated)
Cash flows from operating activities:
     Net loss                                                           $    (21,854)        $      (4,932)
     Adjustments to reconcile net loss to cash used in
      operating activities:
          Depreciation and amortization                                           191                   69
          Provision for (recoveries of) doubtful
             accounts and returns                                                  36                   19
          Common stock issued for services                                          -                  164
          Amortization of prepaid advertising and
             promotional agreements                                               878                    -
          Amortization of intangibles and goodwill                                749                    -
          Amortization of deferred compensation                                 3,110                  784
          Non-cash interest expense                                             2,989                    -
          Other                                                                     -                    5
          Changes in assets and liabilities:
             (Increase) decrease in accounts receivable                          (739)                 259
             Decrease in inventories                                               15                    -
             Increase in other current assets                                    (269)                 (73)
             (Increase) decrease in other non-current assets                       (5)                  81
             Increase in accounts payable                                       1,860                  458
             Increase (decrease) in other accrued expenses                        432                 (900)
                                                                        ----------------     ---------------
Net cash used in operating activities                                         (12,607)              (4,066)

Cash flows from investing activities:
     Capital expenditures                                                        (543)                 (64)
                                                                        ----------------     ---------------
Net cash used in investing activities                                            (543)                 (64)

Cash  flows from  financing  activities:
     Net proceeds from issuance of common stock:
         Private placements                                                         -               14,278
         Exercise of options                                                      288                  860
         Exercise of warrants                                                     388                  624
         Proceeds from short-term loan                                         15,000                    -
         Payment of financing related costs                                        (1)                   -
         Payments on capital lease obligation                                      (3)                   -
                                                                        ----------------     ---------------
Net cash provided by financing activities                                      15,672               15,762
                                                                        ----------------     ---------------
Net increase in cash and cash equivalents                                       2,522               11,632
Cash and cash equivalents at beginning of year                                 10,142                2,119
                                                                        ----------------     ---------------
Cash and cash equivalents at end of period                              $      12,664        $      13,751
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

NOTE 2.         BASIS OF PRESENTATION

The accompanying unaudited financial statements of OnHealth Network Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the OnHealth Network Company report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999. The Company amended its 1999 10-K (see Note 12).


Note 3.         Restatement of Quarterly Results

The Company has restated its consolidated balance sheets as of March 31, 2000 and December 31, 1999 and the related consolidated statements of operations and cash flows for the quarters ended March 31, 2000 and March 31, 1999 due to the recording of additional stock-based compensation charges (see Note 12). As a result, the consolidated balance sheets include adjustments to increase additional paid-in-capital by $2.6 million and $9.0 million at March 31, 2000 and December 31, 1999, to increase the accumulated deficit by $2.7 million at March 31, 2000 and December 31, 1999 and to decrease deferred compensation by $105,000 at March 31, 2000 and to increase deferred compensation by $6.3 million at December 31, 1999. The consolidated statements of operations include an adjustment to decrease the stock-based compensation amortization by $33,000 for the quarter ended March 31, 2000 and to increase the stock-based compensation amortization by $772,000 for the quarter ended March 31, 1999.

The impact on the Company's results of operations as originally reported for the three months ended March 31, 2000 and 1999 is as follows:

                                                          Loss Per
                                       Net Loss          Common Share
                                  -----------------    ----------------
                 2000
           As reported                 $  (21,887)         $    (0.94)
           As restated                 $  (21,854)         $    (0.93)

                 1999
           As reported                 $   (4,160)         $    (0.28)
           As restated                 $   (4,932)         $    (0.33)



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

The components of basic and diluted loss per common share are as follows:


                                               Three Months Ended
                                                 March 31, 2000
                                         -------------------------------
                                               2000           1999
                                         --------------- ---------------
                                      (In thousands, except per share data)

   Net loss (numerator)                  $     (21,854)   $     (4,932)
                                         ===============  ===============

   Weighted average common shares
       outstanding denominator)                 23,390          14,930
                                         ===============  ===============

   Loss per share:
       Basic and diluted                 $       (0.93)    $     (0.33)
                                         ===============  ===============

NOTE 6.         COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                 March 31,            December 31,
        (In thousands)                                             2000                   1999
        (Unaudited)                                        -----------------     -----------------

       Furniture and equipment:
            Computer hardware                                $       2,510         $       2,205
            Software                                                   490                   349
            Equipment                                                    6                     6
            Furniture & fixtures                                       480                   470
            Leasehold improvements                                      78                    71
            Construction in progress                                   237                   157
                                                             -----------------     -----------------
                                                                     3,801                 3,258
            Less accumulated depreciation                           (1,312)               (1,121)
                                                             -----------------     -----------------
       Total                                                 $       2,489         $       2,137
                                                             =================     =================

      Intangibles and Goodwill:
            Web development costs                            $          43         $          43
            Customer base                                            2,400                 2,400
            Database content                                         3,900                 3,900
            Internally developed software                            1,300                 1,300
            Assembled work force                                       130                   130
            Goodwill                                                 3,486                 3,486
                                                             -----------------     -----------------
                                                                    11,259                11,259
       Less accumulated amortization                                (1,254)                 (505)
                                                             -----------------     -----------------
       Total                                                 $      10,005         $      10,754
                                                             =================     =================

       Other accrued expenses:
            Litigation loss                                  $           -         $         195
            Legal fees                                                 225                   225
            Royalties                                                  220                   425
            Accrued wages and benefits                                 428                   410
            Interest payable                                           171                   676
            Other                                                      429                   452
                                                             -----------------     -----------------
       Total                                                 $       1,473         $       2,383
                                                             =================     =================

NOTE 7.         MERGER WITH HEALTHEON/WEBMD

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

NOTE 8.         NOTE PAYABLE

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

NOTE 9.         STOCK OPTIONS AND WARRANTS

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

NOTE 10.        SEGMENT INFORMATION

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

                                                        Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                         2000            1999
                                                    ------------    ------------
                                                           (In thousands)
       Net revenue:
         OnHealth                                   $     2,010     $      200
         HDI                                                654              -
                                                    ------------    ------------
       Consolidated net revenue                     $     2,664     $      200
                                                    ============    ============

       Amortization of intangibles and goodwill:
         OnHealth                                   $       749     $        -
         HDI                                                  -              -
                                                    ------------    ------------
       Consolidated amortization of intangibles
         and goodwill                               $       749     $        -
                                                    ============    ============

       Stock-based compensation:
         OnHealth                                   $     3,110     $      784
         HDI                                                  -              -
                                                    ------------    ------------
       Consolidated stock-based compensation        $     3,110     $      784
                                                    ============    ============

       Interest expense, net:
         OnHealth                                   $   (3,004)     $      107
         HDI                                                (3)              -
                                                    ------------    ------------
       Consolidated interest expense, net           $   (3,007)     $      107
                                                    ============    ============
       Net loss:
         OnHealth                                   $  (21,220)     $   (4,932)
         HDI                                              (634)              -
                                                    ------------    ------------
       Consolidated net loss                        $  (21,854)     $   (4,932)
                                                    ============    ============

       Total assets:
         OnHealth                                   $    53,271     $    32,720
         HDI                                              1,287               -
                                                    ------------    ------------
       Consolidated total assets                    $    54,558     $    32,720
                                                    ============    ============



NOTE 10.        SUPPLEMENTAL CASH FLOW INFORMATION


                                                        Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                          2000         1999
                                                      ----------    ----------
                                                              (In thousands)
  Cash paid during the periods for:
    Interest expense                                  $       1      $      -
    Income taxes                                              -             -

  Non-cash investing and financing transactions:
    Common stock issued for debt                          2,882             -
    Fair value of common stock warrant                   22,612             -
    Common stock issued as litigation settlement            196             -
    Common stock issued for services                          8         1,969
    Deferred compensation related to stock options          (98)        9,644



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

There is a possibility that options to purchase approximately 2.3 million shares were issued outside of the scope of the Company's existing stock option plans because they were determined to be granted below fair market value on the measurement date. Accordingly, option holders who were granted ISOs will be given the opportunity to elect to either retain their original grant (which will be treated as a non-qualified options for federal income tax purposes) or to receive a replacement ISO grant under the Company's 1997 Stock Option Plan. To the extent any options are determined to have been granted outside the scope of the 1997 Stock Option Plan, the corresponding number of shares subject to such options would be available for future grants by the Company under such Plan. All replacement options will re-issued with the same vesting, exercise price and quantity.

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

NOTE 13.        LEGAL PROCEEDINGS

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

COSTS AND EXPENSES


Total costs and expenses for the three month period ended March 31, 2000 increased $16,272,000 or 311%, to $21,511,000 from $5,239,000 during the same period in 1999. The increase was primarily due to increased sales and marketing efforts related to our onhealth.com Web site, the increase in stock-based compensation expense, increase in personnel and use of contractors to develop, market and sell its products and services and the addition of HDI's results of operations for the first quarter of 2000.


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

Stock-based Compensation

Stock-based compensation is principally comprised of the portion of acquisition related consideration which is contingent on the continued tenure of key employees, which must be recorded as compensation expense under generally accepted accounting principles, and the compensation expense related to stock option grants. Stock-based compensation recorded in the first quarter of 2000 includes amortization of the compensation arrangements in connection with the acquisitions of BabyData.com in the third quarter of 1999 and HDI in the fourth quarter of 1999, aggregating $887,000. The stock-based compensation amounts related to options granted with an exercise price less than the fair value of the underlying common stock is $2,223,000 in the first quarter of 2000 and $784,000 in first quarter of 1999. Stock-based compensation expense is expected to increase in 2000, as the remaining amortization related to the two 12-month employment contracts, which became effective September 9, 1999 and November 29, 1999, and the remaining amortization related to stock option grants will be included in the financial statements.

Interest Income

Interest income was $151,000 in the first quarter of 2000 and $107,000 in the first quarter of 1999. The increase for the 2000 period was due to higher average cash balances resulting from the proceeds of a $15 million loan from Healtheon in February 2000.

Interest Expense

Interest expense was $3,158,000 in the first quarter of 2000, which included non-cash interest of $2,780,000 related to the Healtheon warrant, non-cash interest of $208,000 related to the Searle note payable and interest of $163,000 related to the Healtheon note payable.


Income Taxes

We have not recorded a current or deferred provision for income taxes for the periods presented due to the history of losses incurred.


LIQUIDITY AND CAPITAL RESOURCES


At March 31, 2000, we had cash and cash equivalents of $12,644,000. Total cash used by operating activities during the first quarter of 2000 was $12,607,000, which was primarily due to a net loss of $21,854,000. Investing activities used net cash of $543,000 primarily for purchases of computer equipment due to the growth in personnel as well as upgrades. Financing activities provided cash of $15,672,000 through the proceeds from the Healtheon note payable; proceeds from the exercise of warrants, $388,000; and the exercise of stock options $288,000.


In February 2000, we agreed to merge with Healtheon/WEBMD Corporation ("Healtheon/WEBMD"). In connection with the merger agreement, Healtheon/WEBMD has agreed to lend us up to $30 million for working capital needs. The amounts borrowed under this line of credit are due on February 15, 2001. As of March 31, 2000, the Company has drawn $15 million against this line of credit. We believe our cash and cash equivalents, including the $30 million lending commitment by Healtheon/WEBMD, coupled with our ability to reduce discretionary expenditures, if necessary, will be sufficient to fund our operations through December 31, 2000. Operations generated a negative cash flow during 1999 and we expect a significant use of cash in 2000 as it markets and expands it Web site. Any material unforeseen increase in expenses or reductions in projected revenues will likely require us to seek additional debt or equity financing. If additional cash is required, we may need to reduce our expenditures or curtail certain operations. There can be no assurance that additional capital, on a debt or equity basis, will be found, or if found that it will be on economically viable terms.

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

Additional information on other risk factors which could affect the Company's financial results are included in the Company's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K, as amended, and other Company reports and statements on file with the Securities and Exchange Commission.

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

In April 2000, the Company received a request from TBWA Chiat/Day (the "Agency") for certain additional compensation pursuant to the terms of an Advertising Agency Agreement between the Agency and the Company dated March 10, 2000 (the "Agency Agreement"). In May and June of 2000, the Company received letters from attorneys representing the Agency threatening legal action if the matter is not resolved. The Company does not believe that resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations.

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