Form 10-Q
period 2000-06-30
ONHEALTH NETWORK CO
filed 2000-08-14
CIK 910391

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Number of shares outstanding of the registrant's common stock
as of July 31, 2000:   24,697,701

================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                          PART I. FINANCIAL INFORMATION

   ITEM 1.  Financial Statements.............................................3

             Consolidated Balance Sheets as of June 30, 2000
               and December 31, 1999.........................................3

             Consolidated Statements of Operations for the
               Three Month and Six Months Ended June 30, 2000 and 1999.......4

             Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2000 and 1999.......................5

             Notes to Consolidated Financial Statements .....................6

   ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................11


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

   ITEM 6. Exhibits and Reports on Form 8-K.................................16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except per share data)

                                                                             June 30,           December 31,
                                                                               2000                1999
                                                                          ----------------    ---------------
                                                                            (Unaudited)         (Restated)

ASSETS:

Current assets:
      Cash and cash equivalents                                           $       4,883       $      10,142
      Restricted cash                                                               500                 500
      Accounts receivable, net of allowances of $520 (2000)
        and $413 (1999)                                                           3,859               1,870
      Inventories                                                                    22                  15
      Prepaid advertising                                                         2,690               6,848
      Deferred financing costs                                                   14,210                   -
      Other current assets                                                          332                 401
                                                                          ----------------    ---------------
Total current assets                                                             26,496              19,776

Furniture and equipment, net
                                                                                  2,712               2,137
Intangibles and goodwill, net                                                     9,253              10,754
Other non-current assets                                                             63                  53
                                                                          ----------------    ---------------
Total assets                                                              $      38,524       $      32,720
                                                                          ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                        $      20,000       $       2,000
     Current maturities of capital lease obligations                                 10                  13
     Accounts payable                                                             9,507               6,515
     Deferred revenue                                                             1,215                 859
     Other accrued expenses                                                       2,868               2,383
                                                                          ----------------    ---------------
Total current liabilities                                                        33,600              11,770

Non-current liabilities                                                              48                  55

Commitments and contingencies

Shareholders' equity:
      Preferred stock, $0.01 par value; authorized, 1,000; issued
       and outstanding, none                                                          -                   -
      Common stock, $0.01 par value; authorized, 100,000; issued
          and outstanding, 24,698 (2000) and 23,812 (1999)                          247                 238
      Additional paid-in-capital                                                197,471             171,641
      Accumulated deficit                                                      (188,307)           (139,533)
      Deferred compensation                                                      (4,535)            (11,451)
                                                                          ----------------    ---------------
Total shareholders' equity                                                        4,876              20,895
                                                                          ----------------    ---------------
Total liabilities and shareholders' equity                                $      38,524       $      32,720
                                                                          ================    ===============

     The accompanying notes are an integral part of the financial statements

                    ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended                   Six Months Ended
                                                                      June 30,                            June 30,
                                                           -------------------------------   ---------------------------------
                                                               2000             1999             2000               1999
                                                           -------------    --------------   --------------    ---------------
                                                                             (Restated)                          (Restated)
Net revenue                                                   $   3,683        $      581       $    6,347       $        781

Costs and expenses:
     Product development, editorial and design                    3,422             1,931            6,094              3,147
     Sales and marketing                                         13,842             4,645           26,028              7,011
     General and administrative                                   3,417             1,098            6,209              1,972
     Amortization of intangibles and goodwill                       749                 -            1,500                  -
     Stock-based compensation                                     3,259             1,034            6,369              1,818
                                                           -------------    --------------   --------------    ---------------
            Total costs and expenses                             24,689             8,708           46,200             13,948
                                                           -------------    --------------   --------------    ---------------
Loss from operations                                            (21,006)           (8,127)         (39,853)           (13,167)

     Interest income                                                132               121              280                229
     Interest expense                                            (6,049)                -           (9,203)                 -
     Other income                                                     -                 2                -                  2
                                                           -------------    --------------   --------------    ---------------
     Total interest and other income, net                        (5,917)              123           (8,923)               231
                                                           -------------    --------------   --------------    ---------------
Net loss                                                      $ (26,923)      $    (8,004)      $  (48,776)      $    (12,936)
                                                           =============    ==============   ==============    ===============

Net loss per common share-
     Basic and diluted                                        $   (1.11)      $     (0.50)      $    (2.05)      $      (0.83)
                                                           =============    ==============   ==============    ===============

Weighted average number of common shares
      Outstanding                                                24,291            16,150           23,841             15,544
                                                           =============    ==============   ==============    ===============


     The accompanying notes are an integral part of the financial statements

                                  ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                 (Unaudited)

                                                                              Six Months Ended June 30,
                                                                        ------------------------------------
                                                                             2000                 1999
                                                                        ----------------     ---------------
                                                                                                (Restated)

Cash flows from operating activities:
     Net loss                                                           $     (48,776)        $    (12,936)
     Adjustments to reconcile net loss to cash used
      in operating activities:
          Depreciation and amortization                                           403                  147
          Provision for doubtful accounts and returns                             123                   29
          Amortization of prepaid advertising and
            promotional agreements                                              2,322                  646
          Amortization of intangibles and goodwill                              1,501                    -
          Amortization of deferred compensation                                 6,369                1,818
          Non-cash interest expense                                             8,610                    -
          Other                                                                    10                   10
          Changes in assets and liabilities:
             Increase in accounts receivable                                   (2,111)                  (8)
             Increase in inventories                                               (7)                   -
             (Increase) decrease in other current assets                        1,700                  (95)
             (Increase) decrease in other non-current assets                      (17)                  78
             Increase in accounts payable                                       2,992                2,209
             Increase (decrease) in other accrued expenses                      1,919               (1,381)
                                                                        ----------------     ---------------
Net cash used in operating activities                                         (24,962)              (9,483)

Cash flows from investing activities:
      Capital expenditures                                                       (978)                (532)
                                                                        ----------------     ---------------
Net cash used in investing activities                                            (978)                (532)

Cash flows from financing activities:
       Net proceeds from issuance of common stock:
         Private placements                                                         -               14,092
         Exercise of options                                                      301                1,072
         Exercise of warrants                                                     388                1,586
         Proceeds from short-term loan                                         20,000                    -
         Payment of financing related costs                                        (1)                   -
         Payments on capital lease obligation                                      (7)                   -
                                                                        ----------------     ---------------
Net cash provided by financing activities                                      20,681               16,750
                                                                        ----------------     ---------------
Net increase (decrease)  in cash and cash equivalents                          (5,259)               6,735
Cash and cash equivalents at beginning of year                                 10,142                2,119
                                                                        ----------------     ---------------
Cash and cash equivalents at end of period                              $       4,883        $       8,854
                                                                        ================     ===============



     The accompanying notes are an integral part of the financial statements

                    ONHEALTH NETWORK COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)



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

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of OnHealth Network Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the OnHealth Network Company report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended December 31, 1999.

NOTE 3.   RESTATEMENT OF QUARTERLY RESULTS

The Company has restated its consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations and cash flows for each of the four quarters ended December 31, 1999 due to the recording of additional stack-based compensation charges (see Note 12). As a result, the December 31, 1999 consolidated balance sheet includes adjustments to increase additional paid-in-capital by $9.0 million, to increase the accumulated deficit by $2.7 million and to increase deferred compensation by $6.3 million.

The impact on the Company's results of operations as originally reported for the three and six month periods ended June 30, 1999 is as follows:


                                                             Loss Per Common
                                            Net Loss              Share
                                        -----------------    -----------------
                                                     (In thousands)
       THREE MONTHS ENDED
         JUNE 30, 1999
   As reported                             $  (6,983)          $    (0.43)
   As restated                             $  (8,004)          $    (0.50)

        SIX MONTHS ENDED
         JUNE 30, 1999
   As reported                             $  (11,143)          $    (0.72)
   As restated                             $  (12,936)          $    (0.83)




NOTE 4.   RESTRICTED CASH

On August 19, 1999, the Company pledged $500,000 of cash for an irrevocable standby letter of credit related to the lease of new office space that is classified as restricted cash on the balance sheet. The letter of credit will expire on August 20, 2001 and will only be drawn on in the event the Company fails to comply with the terms and conditions as set forth in the lease agreement.

NOTE 5.   LOSS PER COMMON SHARE

Basic earnings per share ("EPS") excludes any dilutive effects of common stock equivalents - options, warrants and convertible securities - and is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted-average number common shares and common stock equivalents outstanding. Excluded from the computation of the weighted-average number of common shares outstanding at June 30, 2000 are 332,446 shares, which are forfeitable subject to the continued employment of certain key employees.

The effects of common stock equivalents are excluded from the computation for the periods presented as their effects are anti-dilutive.

The components of basic and diluted loss per common share are as follows:

                                                          Three Months Ended               Six Months Ended
      (In thousands, except per share data)                   June 30,                         June 30,
                                                 --------------------------------     --------------------------------
                                                     2000              1999               2000               1999
                                                 -------------     --------------     -------------     --------------
                                                                    (Restated)                            (Restated)


   Net loss (numerator)                           $  (26,923)       $    (8,004)       $  (48,776)       $    (12,936)
                                                 =============     ==============     =============     ==============

   Weighted average common shares
    outstanding (denominator)                         24,291             16,150            23,841              15,544
                                                 =============     ==============     =============     ==============

   Loss per share:
       Basic and diluted                          $    (1.11)       $     (0.50)       $    (2.05)       $      (0.83)
                                                 =============     ==============     =============     ==============



NOTE 6.   COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                 June 30,            December 31,
       (In thousands)                                              2000                  1999
                                                             -----------------     -----------------

       Furniture and equipment:
            Computer hardware                                $       3,001         $       2,205
            Software                                                   497                   349
            Equipment                                                  123                   120
            Furniture & fixtures                                       380                   356
            Leasehold improvements                                     235                    71
            Construction in progress                                     -                   157
                                                             -----------------     -----------------
                                                                     4,236                 3,258
            Less accumulated depreciation                           (1,524)               (1,121)
                                                             -----------------     -----------------
       Total                                                 $       2,712         $       2,137
                                                             =================     =================

        Intangibles and Goodwill:
            Web development costs                            $          43         $          43
            Customer base                                            2,400                 2,400
            Database content                                         3,900                 3,900
            Internally developed software                            1,300                 1,300
            Assembled work force                                       130                   130
            Goodwill                                                 3,485                 3,486
                                                             -----------------     -----------------
                                                                    11,258                11,259
       Less accumulated amortization                                (2,005)                 (505)
                                                             -----------------     -----------------
       Total                                                 $       9,253         $      10,754
                                                             =================     =================

       Other accrued expenses:
            Litigation loss                                  $           -         $         195
            Legal fees                                                  90                   225
            Royalties                                                  386                   425
            Accrued wages and benefits                                 837                   410
            Accrued severance                                          450                     -
            Interest payable                                           592                   676
            Other                                                      513                   452
                                                             -----------------     -----------------
       Total                                                 $       2,868         $       2,383
                                                             =================     =================

NOTE 7.   MERGER WITH HEALTHEON/WEBMD

On February 15, 2000, the Company agreed to merge with Healtheon/WEBMD Corporation ("Healtheon/WEBMD"). As a result of the merger, each share of the Company's common stock shall be converted into and exchanged for the right to receive .189435 shares of Healtheon/WEBMD common stock. The merger is subject to certain conditions and approval of the Company's shareholders. As a result of this merger, Healtheon/WebMD's Registration Statement on Form S-4, relating to the acquisition of OnHealth, has been declared effective by the Securities and Exchange Commission. The Registration Statement contains the proxy statement/prospectus for the transaction. OnHealth plans to hold its annual meeting of shareholders on September 12, 2000 to vote on the proposed transaction. The Company expects this transaction to be completed shortly after OnHealth's shareholder meeting.

In connection with the merger agreement, Healtheon/WEBMD has agreed to lend the Company up to $30 million for working capital needs. The Company borrowed $15 million on February 24, 2000 and may make additional loans beginning on May 1, 2000. The Company borrowed an additional $5 million in June 2000. The loans bear interest at prime rate plus 2% and are due on February 15, 2001.

Simultaneous with the execution of the Healtheon/WEBMD loan agreement, the Company granted Healtheon/WEBMD a warrant to purchase 5,800,000 shares of the Company's common stock with an exercise price of $10.75 per share. The warrant is fully vested and exercisable immediately and expires on February 15, 2003. On February 15, 2001, the Company has the right to call a portion of the warrant in excess of 3,000,000 shares, or 2,800,000 shares. The fair value of the warrant, approximately $22.6 million, has been valued at the date of issuance using a Black-Scholes option pricing model and will be amortized as interest expense over the one-year loan period. For the three and six month periods ended June 30, 2000, $5.6 million and $8.4 million, respectively, of the deferred financing costs have been amortized and included in interest expense. In addition, the Company granted Healtheon/WEBMD a warrant to purchase 500,000 shares of the Company's common stock with an exercise price of $0.01 per share. The warrant is exercisable in the event the merger agreement is terminated and any principal and interest arising under the loans from Healtheon/WEBMD remain outstanding 90 days after the termination date. The warrant will vest as to 250,000 shares after 90 days, 125,000 shares after 180 days and 125,000 after 270 days.

NOTE 8.   NOTE PAYABLE

In connection with the acquisition of HDI, the Company assumed a $2,000,000 note payable to G.D. Searle & Company ("Searle"), which was secured by all tangible and intangible property of HDI. Interest on the note was stated at 30% per annum. All principal and interest were due on December 18, 2000, with a call option by Searle on June 30, 2000. A result of the acquisition, the Company and Searle entered into a release and Note Cancellation Agreement, whereby the Company intended to repay the principal and interest due by issuing Searle registered shares of the Company's common stock. On March 31, 2000, the note, including approximately $882,000 in accrued interest, was paid by issuing 688,190 registered shares of the Company's common stock to Searle.

NOTE 9.   STOCK OPTIONS AND WARRANTS

On February 15, 2000, shareholders owning in excess of 40% of the outstanding common stock of OnHealth entered into voting agreements providing a proxy to Healtheon/WEBMD in support of the merger agreement with Healtheon/WEBMD (see
Note 7). This triggered the acceleration provisions within outstanding employee stock option agreements. As a result, all unvested options, with the exception of the options granted to certain key employees of the Company who waived acceleration until closing or termination of the merger agreement, became immediately exercisable. The number of options that vested on February 15, 2000 as a result of this situation was approximately 2.1 million. The number of options granted to certain key employees that were unvested on February 15, 2000 and will vest upon closing or termination of the merger agreement is approximately 3.4 million.

NOTE 10.  SEGMENT INFORMATION

We have identified our reportable segments based on how our operations are managed and how results are viewed by management. The Company reports operations in two business segments: OnHealth and HDI. Accounting policies of the two segments are the same as those described in Note 1. Description of Business and Summary of Significant Accounting Policies. There were no intersegment sales during the periods presented. The following table contains certain segment information for the three and six month periods ended June 30, 2000 and 1999.

                                                          Three Months Ended June               Six Months Ended
                                                                    30,                             June 30,
                                                       ------------------------------    --------------------------------
                                                           2000             1999             2000              1999
                                                       -------------     ------------    -------------     --------------
  Net revenue:
    OnHealth                                             $    3,179        $     581      $    5,189        $        781
    HDI                                                         504                -           1,158                   -
                                                       -------------     ------------    -------------     --------------
  Consolidated net revenue                               $    3,683        $     581      $    6,347        $        781
                                                       =============     ============    =============     ==============

  Amortization of intangibles and goodwill:
    OnHealth                                             $      749        $       -      $    1,500        $          -
    HDI                                                           -                -               -                   -
                                                       -------------     ------------    -------------     --------------
  Consolidated amortization of intangibles and
      goodwill                                           $      749        $       -      $    1,500        $          -
                                                       =============     ============    =============     ==============

  Stock-based compensation:
    OnHealth                                             $    3,259        $   1,034      $    6,369        $      1,818
    HDI                                                           -                -               -                   -
                                                       -------------     ------------    -------------     --------------
  Consolidated stock-based compensation                  $    3,259        $   1,034      $    6,369        $      1,818
                                                       =============     ============    =============     ==============

  Interest expense, net:
    OnHealth                                             $  (6,049)        $       -      $   (9,202)       $          -
    HDI                                                           -                -              (1)                  -
                                                       -------------     ------------    -------------     --------------
  Consolidated interest expense, net                     $  (6,049)        $       -      $   (9,203)       $          -
                                                       =============     ============    =============     ==============

  Net loss:
    OnHealth                                             $ (26,169)        $   8,004      $  (47,389)       $    (12,936)
    HDI                                                       (754)                -          (1,387)                  -
                                                       -------------     ------------    -------------     -------------
  Consolidated net loss                                  $ (26,923)         $  8,004      $  (48,776)       $    (12,936)
                                                       =============     ============    =============     ==============

                                                      As of June 30,
                                             ------------------------------
  Total assets:                                 2000              1999
                                             -------------     ------------
    OnHealth                                     $ 37,539         $ 12,297
    HDI                                               985                -
                                             -------------     ------------
  Consolidated total assets                      $ 38,524         $ 12,297
                                             =============     ============

NOTE 11.        SUPPLEMENTAL CASH FLOW INFORMATION

                                                                               Six Months Ended June 30,
                                                                          -----------------------------------
                                                                              2000                 1999
                                                                          --------------      ---------------
                                                                                    (In thousands)
              Cash paid during the periods for:
                 Income taxes                                             $           1        $          -

              Non-cash investing and financing transactions:
                 Common stock issued for debt                                      2,882                   -
                 Fair value of common stock warrant                               22,612                   -
                 Common stock issued as litigation settlement                        196                   -
                 Common stock issued for services                                      8               1,921
                 Deferred compensation related to stock options                     (547)             11,223


NOTE 12.        SEC INVESTIGATION AND COMPANY'S SPECIAL INVESTIGATION

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Revenue

Net revenue for the three and six month periods ended June 30, 2000 and 1999 was as follows:


   (In thousands)                           Three Months Ended June 30,          Six Months Ended June 30,
                                         ---------------------------------- ------------------------------------
                                              2000              1999             2000                1999
                                         ---------------   ---------------- ----------------   -----------------

   Online                                $       3,175     $         567    $       5,157      $         713
   Services and communication                      435                 -              937                  -
   Product sales and licensing                      68                 -              220                 19
   Contract development and other                    5                14               33                 49
                                         ===============   ================ ================   =================
   Net revenue                           $       3,683     $         581    $       6,347      $         781
                                         ===============   ================ ================   =================

Online revenue

Online revenue is generated through the sale of advertising and sponsorship on our onhealth.com Web site. The increase in online revenue for the three and six months ended June 30, 2000 of $2,608,000, or 460%, and $4,444, or 623%,
respectively, from the same period in 1999 was the result of an increase in user traffic on our onhealth.com Web site, the number of site sponsorship and advertising clients and the size of the advertising contracts from the prior year.

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

Product sales and licensing revenue

In the first quarter of 2000, product sales and licensing revenue consists primarily of health information software licensing and brochure sales, newsletters and book sales generated by HDI. In 1999 it consisted primarily of OnHealth's CD-ROM related retail distribution sales, direct mail sales, product sales and royalties on licenses to original equipment manufacturers (OEM's) and end users. Product sales and licensing revenue increased in the three and six month periods ended June 30, 2000 by $68,000 and $201,000, or 1,058%, respectively, from the same periods in 1999 primarily due to brochure sales, newsletters, software licensing and book sales generated by HDI. Product sales and licensing revenue related to brochures and newsletters is expected to increase over 1999 as the operations of HDI will be included in our consolidated financial statements for a full year. CD-ROM related product sales and licensing revenue have declined steadily over the past few years. The decrease generally reflects market conditions for CD-ROM products, our cancellation of a CD-ROM distribution agreement, and the lack of new CD-ROM product releases as we shifted our focus toward online efforts. We do not anticipate receiving any significant product sales and licensing revenue from CD-ROM products in the future.

Contract development revenue and other

Contract development revenue is generated through the use of our personnel and facilities for the creation of custom multimedia products. In the three and six month periods ended June 30, 2000, contract development and other revenue decreased $9,000, or 64%, and $16,000, or 33%, respectively, from the same periods in 1999. The decrease generally reflects our shift toward the online efforts and is expected to continue to decrease.

COSTS AND EXPENSES

Total costs and expenses for the three month and six month periods ended June 30, 2000 increased $15,981,000, or 184%, to $24,689,000 and $32,252,000, or
231%, to $46,200,000, respectively, from the same periods in 1999. The increase was primarily due to increased sales and marketing efforts related to our onhealth.com Web site, the increase in stock-based compensation expense, increase in personnel and use of contractors to develop, market and sell our products and services and the addition of HDI's results of operations for the first half of 2000.

Product Development, Editorial & Design

Product development, editorial and design expenses consist primarily of compensation and related costs for our development, editorial, design systems staff, consulting fees, third-party content acquisition costs and Web site maintenance and enhancement costs related to our onhelath.com Web site. The increase in product development, editorial and design expenses increased in the three and six month periods ended June 30, 2000 of $1,491,000, or 77%, to $3,422,000 and $2,947,000, or 94%, to $6,094,000 respectively, from the same periods in 1999 was primarily due to the increase in the use of consultants and staff required to enhance and maintain the onhealth.com Web site. Product development, editorial & design expenses are expected to increase in 2000 as we continue to build our infrastructure and increase product offerings.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and sales commissions, advertising costs, travel and public relations. Sales and marketing expenses increased in the three and six month periods ended June 30, 2000 by $9,197,000, or 198%, to $13,842,000 and $19,017,000, or 271%, to $26,028,000,
respectively, from the same three and six month periods in 1999. The increase was primarily the result of increased advertising expenses as well as increased headcount. In addition, the operating expenses of HDI are included in the first quarter of 2000. The broad-based consumer targeted advertising campaign, which includes online, television, radio and outdoor advertising, commenced early in the third quarter of 1999.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, accounting and legal expenses, investor relations and fees for other professional services. General and administrative expenses increased in the three and six months ended June 30, 2000 by $2,319,000, or 211%, to $3,417,000 and $4,237,000, or $215%, to
$6,209,000 from the same periods in 1999. The increase primarily resulted from the inclusion of HDI's operating results in the first half of 2000, which results were not included in the 1999 numbers. The increase was also due to increased personnel costs, as a result of severance obligations to former employees and increased headcount, legal fees, and accounting fees. We expect general and administrative expenses to increase in 2000 as the operations of HDI will be included in our consolidated financial statements for a full year.

Amortization of Intangibles and Goodwill

Amortization of intangibles and goodwill totaled $749,000 and $1,500,000 in the three and six months ended June 30, 2000, respectively, and is related to the amortization of goodwill and identifiable intangibles recorded in connection with the 1999 business acquisitions of BabyData and HDI. There was no such amortization in the first half of 1999. Amortization of intangibles and goodwill are expected to increase in 2000, as a full year of amortization will be included in the financial statements.

Stock-based Compensation

Stock-based  compensation  is  principally  comprised  of  compensation  expense related to stock option grants and the portion of acquisition related consideration which is contingent on the continued tenure of key employees, which must be recorded as compensation expense under generally accepted accounting principles. Stock-based compensation recorded in the three and six month periods ended June 30, 2000 include stock-based compensation amounts related to options granted with an exercise price less than the fair value of the underlying common stock of $2,182,000 and $4,404,000, respectively, and $1,034,000 and $1,818,000 for the three and six month periods ended June 30, 1999, respectively. Stock-based compensation recorded in the three and six month periods ended June 30, 2000 also includes amortization of the compensation arrangements in connection with the acquisitions of BabyData.com in the third quarter of 1999 and HDI in the fourth quarter of 1999, aggregating $1,077,000 and $1,965,000, respectively. There were no stock-based compensation charges related to compensation arrangements during the three and six month periods ended June 30, 1999. Stock-based compensation expense is expected to increase in 2000, as the remaining amortization related to the two 12-month employment contracts, which became effective September 9, 1999 and November 29, 1999, and the remaining amortization related to stock option grants will be recognized in the 2000 statement of operations.

Interest Income

Interest income was $132,000 and $280,000 in three and six month periods ended June 30, 2000. The increase for the 2000 period was due to higher average cash balances resulting from the proceeds of a $15,000,000 loan from Healtheon in February 2000 and an additional $5,000,000 received from the loan during June 2000.

Interest Expense

Interest expense was $6,049,000 and $9,203,000 in the three and six month periods ended June 30, 2000, respectively. The three month period includes non-cash interest of $5,622,000 related to the Healtheon warrant and interest of $427,000 related to the Healtheon note payable. The six month period includes non-cash interest of $8,402,000 related to the Healtheon warrant, non-cash interest of $208,000 related to the Searle note payable and interest of $593,000 related to the Healtheon note payable.

Income Taxes

We have not recorded a current or deferred provision for income taxes for the periods presented due to the history of losses incurred.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we had cash and cash equivalents of $4,883,000. Total cash used by operating activities during the first half of 2000 was $24,962,000, which was primarily due to a net loss of $48,776,000. Investing activities used net cash of $978,000 primarily for purchases of computer equipment due to the growth in personnel as well as upgrades. Financing activities provided cash of $20,681,000 primarily through the proceeds from the Healtheon note payable, $20,000,000; proceeds from the exercise of warrants, $388,000; and proceeds from the exercise of stock options $301,000.

In February 2000, we agreed to merge with Healtheon/WEBMD Corporation ("Healtheon/WEBMD"). In connection with the merger agreement, Healtheon/WEBMD has agreed to lend us up to $30 million for working capital needs. The amounts borrowed under this line of credit are due on February 15, 2001. As of June 30, 2000, the Company has drawn $20 million against this line of credit and received an additional $5 million against the line in July 2000. We believe our cash and cash equivalents, including the lending commitment by Healtheon/WEBMD, coupled with our ability to reduce discretionary expenditures, if necessary, will be sufficient to fund our operations through the anticipated closing date of the merger with Healtheon/WEBMD. Operations generated a negative cash flow during 1999 and we expect a significant use of cash in 2000 as it markets and expands it Web site. Any material unforeseen increase in expenses or reductions in projected revenues will likely require us to seek additional debt or equity financing. If additional cash is required, we may need to reduce our expenditures or curtail certain operations. There can be no assurance that additional capital, on a debt or equity basis, will be found, or if found that it will be on economically viable terms.

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

FORWARD-LOOKING STATEMENTS

Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the
Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements.
Such factors include, among others, the following:

o        the ability to complete the acquisition by Healtheon/WebMD
o        the expectation that the Company will see a growth in revenues and positive net income as a on-line health network;
o        the ability to increase consumer awareness of the Company's Web site;
o        the ability to increase our advertising base,
o        technology changes and the continued acceptance of the Internet;
o        general economic and business conditions;
o        competition;
o        the ability to attract and retain qualified personnel;
o        liability and other claims asserted against the Company; and
o        other factors referenced in the Company's 1999 Form 10-K/A and other filings with the Securities and Exchange Commission.

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

There is a possibility that options to purchase approximately 2.3 million shares were issued outside of the scope of the Company's existing stock option plans. Accordingly, option holders who were granted ISOs will be given the opportunity to elect to either retain their original grant (which will be treated as a non qualified options for federal income tax purposes)or to receive a new ISO grant under the Company's 1997 Stock Option Plan. To the extent any of these options are determined to have been granted outside the scope of the 1997 Stock Option Plan, the corresponding number of shares subject to such options would be available for future grants by the Company under such Plan. All options will be re-issued with the same vesting, exercise price and quantity.

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


                            ONHEALTH NETWORK COMPANY
                                  EXHIBIT INDEX
                                  JUNE 30, 2000


  EXHIBIT
   NUMBER                                              DESCRIPTION                                             REF.
------------   ---------------------------------------------------------------------------------------------   ----

     2.1       Agreement and Plan of Reorganization among OnHealth Network Company, BabyData.com Inc., BB
                   Acquisition, Inc. and the stockholders of BabyData.com Inc. dated as of September 9, 1999.  (L)
     2.2       Agreement and Plan of Reorganization among OnHealth Network Company, Demand Management,``
                   Inc., DMISub, Inc., Health Decisions, Inc., HDISub, Inc., Health Decisions International,
                   LLC and Donald M. Vickery, the sole shareholder of HDI and DMI dated as of November 19,
                   1999.                                                                                       (M)
     2.3       Agreement and Plan of Merger dated February 15, 2000 by and among Healtheon/WebMD
                 Corporation, Tech Acquisition Corporation and OnHealth Network Company.                       (N)
     3.1       Amended and Restated Articles of Incorporation of the Company.                                  (K)
     3.2       Bylaws of the Company.                                                                          (A)
     4.1       Form of Stock Certificate.                                                                      (B)
     9.1       Voting Agreement dated February 15, 2000 executed by Healtheon/WebMD Corporation, Tech
                   Acquisition Corporation and OnHealth Network Company and Jon C. Baker, Van Wagoner
                   Funds, Inc., David R. Wilmerding, Michael A. Brochu, Rebecca Farwell, Robert N.
                   Goodman, Ann Kirschner, Ram Shriram, Ronald Stevens and Rick Thompson.                      (N)
    10.1       License Agreement, dated April 24, 1991, among the Company, William Morrow Company and Mayo
                   Foundation for Medical Education and Research, as amended.                                  (B)
    10.2       Electronic Publishing License, Development and Marketing Agreement, dated April 28, 1993,
                   between the Company and Mayo Foundation for Medical Education and Research.                 (B)
    10.3       401(k) Savings and Investment Plan.                                                             (B)
    10.4       1997 Stock Option Plan, as amended.                                                             (C)
    10.5       IVI Publishing, Inc. Director Stock Option Plan, as amended.                                    (D)
    10.6       License Agreement, dated February 9, 1994, between the Company and Time Life, Inc. and
                   First Amendment to Titles Development Agreement, dated as of February 9, 1994 between
                   the Company and Time Life, Inc.                                                             (D)
    10.8       License, Development and Marketing Agreement, dated September 28, 1994, between the Company
                   and Time Life, Inc.*                                                                        (E)
    10.9       1994 License, Development and Marketing Agreement, dated September 27, 1994, between the
                   Company and Mayo Foundation for Medical Education and Research.*                            (E)
    10.10      Agreement between America's Health Network, Inc. and the Company, dated May 25, 1995.*          (F)
    10.11      Amendment No. 2 to License Agreement among William Morrow Company, Mayo Foundation for
                   Medical Education and Research and the Company, dated December 29, 1995.*                   (F)
    10.12      Financial  Advisor and  Consulting  Agreement  with Frazier & Company  LP, dated
                   July 14,  1994,  as  amended by a letter agreement, dated June 28, 1995.**                  (G)
    10.13      Settlement Agreement and Mutual Release dated September 12, 1997 between the Company and
                   Mayo Foundation for Medical Education and Research.                                         (H)
    10.14      Sublicense Agreement dated September 12, 1997 between the Company and Mayo Foundation for
                   Medical Education and Research.                                                             (H)
    10.15      Letter Agreement dated November 9, 1997 between the Company and Robert Goodman.**           (I)
    10.16      Subscription  Agreement,  dated January 29, 1999, among the Company and certain
                   investors named therein.                                                                    (J)



    10.17      Employment Agreement, dated August 16, 1999, between the Company and Ronald Stevens.**          (O)
    10.18      Employment Agreement, dated February 15, 2000, between the Company and Robert Goodman.**        (O)
    10.19      Consulting and Separation Agreement dated June 14,2000 between the Company and Robert
               Goodman.*  **
    10.20      Agreement  and Release  dated June 13,  2000  between the Company and Rebecca Farwell.**
    27         Financial Data Schedule (electronic version only)
-----------------------------------

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

**       Management Agreement or Compensatory Plan or Arrangement



         (b)      Reports on Form 8-K.

                  The following reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2000:

                  In a report filed on Form 8-K, dated June 27, 2000, the Company filed its press release that announced management changes.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington, on the 12th day of August, 2000.



                                    ONHEALTH NETWORK COMPANY


                                    By:  /S/ RON STEVENS
                                        ------------------------------
                                        Ron Stevens
                                        President and Chief Accounting Officer